Form 10-Q
period 2005-09-30
TRX INC/GA
filed 2005-11-03
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 000-51478

TRX, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2502748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 West Druid Hills Drive, Atlanta, Georgia	30329
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (404) 929-6100

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of November 1, 2005 was 17,653,582.

TRX, INC. AND SUBSIDIARIES

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,738	$10,595
Trade accounts receivable, net	9,041	11,458
Prepaids and other	2,284	2,218

Total current assets	41,063	24,271

NONCURRENT ASSETS:
Property and equipment, net	18,265	19,513
Goodwill	21,512	21,512
Other assets, net	571	1,070

Total noncurrent assets	40,348	42,095

Total assets	$81,411	$66,366

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$28,024	$31,089
Customer deposits and deferred revenue	13,775	14,415
Current portion of long-term debt	3,357	3,607

Total current liabilities	45,156	49,111

NONCURRENT LIABILITIES:
Long-term debt–less current portion	1,905	4,583
Convertible notes, net of unamortized discount	1,360	19,317
Other long-term liabilities	793	54

Total noncurrent liabilities	4,058	23,954

Total liabilities	49,214	73,065

COMMITMENTS AND CONTINGENCIES (NOTE 1)
SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value; 100,000,000 shares authorized; 17,841,113 and 12,544,283 shares issued; 17,653,582 and 12,461,752 shares outstanding	178	125
Additional paid-in capital	89,928	45,001
Treasury stock, at cost; 187,531 and 82,531 shares	(2,294)	(1,009)
Note receivable from shareholder	—	(1,000)
Deferred compensation	(57)	(113)
Cumulative translation adjustment	533	(578)
Accumulated deficit	(56,091)	(49,125)

Total shareholders’ equity (deficit)	32,197	(6,699)

Total liabilities and shareholders’ equity	$81,411	$66,366

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
Transaction and other revenues	$29,343	$27,747	$89,281	$83,084
Client reimbursements	307	1,213	2,331	3,090

	29,650	28,960	91,612	86,174

EXPENSES:
Operating	18,501	18,403	57,158	53,438
Selling, general, and administrative	5,076	5,367	15,303	16,150
Technology development	2,800	3,935	8,865	10,139
Client reimbursements	307	1,213	2,331	3,090
Restructuring	11	—	2,319	—
Depreciation and amortization	2,519	2,534	7,329	7,452

Total expenses	29,214	31,452	93,305	90,269

OPERATING INCOME (LOSS)	436	(2,492)	(1,693)	(4,095)

INTEREST EXPENSE, net	(882)	(582)	(2,375)	(1,679)
DEBT CONVERSION EXPENSE	(2,898)	—	(2,898)	—

NET LOSS	$(3,344)	$(3,074)	$(6,966)	$(5,774)

Basic and diluted net loss per share	$(0.27)	$(0.25)	$(0.56)	$(0.47)

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,966)	$(5,774)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,329	7,452
Debt conversion expense	2,898	—
Restructuring charges	499	—
Provision for bad debts	156	47
Stock compensation expense	56	332
Amortization of debt discount	268	268
Changes in assets and liabilities, net of the effect of acquisitions:
Trade accounts receivable	1,901	(2,343)
Prepaids and other assets	247	(104)
Accounts payable and accrued liabilities	481	4,873
Customer deposits and deferred revenue	(379)	1,684

Total adjustments	13,456	12,209

Net cash provided by operating activities	6,490	6,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,690)	(6,564)
Acquisition of equity method investees, net of acquired cash	—	(7,251)

Net cash used in investing activities	(6,690)	(13,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of long-term debt	964	704
Repayments of long-term debt	(4,459)	(869)
Issuance of common stock, net of offering costs	26,440	4,976
Debt conversion expense	(2,898)	—
Repurchase of warrant	(1,600)	—
Repayment of note receivable from shareholder	1,000	—
Repurchases of treasury stock	(321)	(258)
Proceeds from exercise of stock options	806	1,993

Net cash provided by financing activities	19,932	6,546

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(589)	(34)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,143	(868)

CASH AND CASH EQUIVALENTS—Beginning of period	10,595	18,940

CASH AND CASH EQUIVALENTS—End of period	$29,738	$18,072

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(In thousands, except share data)

1. ACCOUNTING AND REPORTING POLICIES

In September 2005, the Company completed its initial public offering of 3.4 million shares at an offering price of $9.00 per share, which resulted in proceeds to the Company of approximately $26,440, net of offering costs. In addition, the Company issued 1.8 million shares of common stock in connection with the conversion of $18,640 face amount of 11% convertible notes plus accrued and unpaid interest on such notes. The Company’s common stock began trading on the Nasdaq National Market on September 27, 2005 under the ticker symbol TRXI.

Basis of Presentation—The accompanying unaudited consolidated financial statements of TRX, Inc. and its subsidiaries (the “Company” or “TRX”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Form S-1 filing. Due to the seasonal fluctuations for the purchase of air travel by leisure and corporate travelers as well as credit card volume related to corporate travel, interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring items and restructuring items, considered necessary for a fair statement of results for the interim periods presented.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

The Company has reclassified the long-term portion of accrued restructuring costs at December 31, 2004 from “accounts payable and accrued liabilities” to “other long-term liabilities” to be consistent with the current period presentation. The effect of this reclassification is not material.

Allowance for Doubtful Accounts—The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The balance was $404 and $597 as of September 30, 2005 and December 31, 2004, respectively.

Revenue Recognition and Cost Deferral—The Company recognizes revenue, in accordance with Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition, when all of the following have occurred: (1) persuasive evidence of an arrangement exists; (2) services have been performed; (3) the fee for services is fixed or determinable; and (4) collectibility is reasonably assured. Generally, these criteria are considered to have been met as follows:

•	For transaction revenue, in which the Company performs ticketing, file-finishing, data consolidation and reporting, and customer care services, when the services are provided;

•	For short-term client-specific customizations, which do not generate direct on-going incremental transaction revenue, when the customization has been delivered to the customer; and

•	For implementation and set-up fees, which generate direct on-going incremental transaction revenue, over the life of the underlying transaction service agreement. Related costs are deferred and recognized as expenses over the life of the underlying transaction service agreement.

The Company applies EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred, which requires that client reimbursements received for direct costs paid to third parties and related expenses be characterized as revenue. Client reimbursements represent direct costs paid to third parties primarily for voice and data and items such as paper tickets.

Earnings per Share—Basic earnings per share is computed by dividing reported loss available to common shareholders by weighted average shares outstanding during the period. Loss available to common shareholders are the same as reported net loss for all periods presented.

Diluted earnings per share is computed by dividing reported earnings (loss) available to common shareholders, adjusted for the earnings effect of potentially dilutive securities, by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All common stock equivalents with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share.

For the three and nine months ended September 30, 2005 and 2004, the diluted share base excludes incremental shares related to convertible debt, warrants to purchase common stock and employee stock options as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Convertible debt	1,813	1,813	1,813	1,813
Accrued but unpaid interest on convertible debt	165	98	153	86
Warrants	63	63	63	63
Employee stock options	57	104	78	104

Total	2,098	2,078	2,107	2,066

These shares were excluded due to their anti-dilutive effect on the loss per share recorded by the Company for the three and nine months ended September 30, 2005 and 2004. No additional securities were outstanding that could potentially dilute basic earnings per share.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Net Loss	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic and diluted net loss per share:	$(3,344)	12,519	$(0.27)	$(3,074)	12,460	$(0.25)

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Net Loss	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic and diluted net loss per share:	$(6,966)	12,481	$(0.56)	$(5,774)	12,168	$(0.47)

Stock-Based Employee Compensation—The Company has stock-based employee compensation plans. The TRX, Inc. Omnibus Incentive Plan was amended upon the Company’s initial public offering in September 2005 to, among other things, increase the number of shares available for issuance to employees from 1.3 million to 3.3 million, and to expand the types of awards permitted to be made. In addition, the Company also amended its TRX, Inc. Employee Stock Purchase Plan to reflect the Company’s public company status, among other things. 500,000 shares are reserved for issuance under the Company’s ESPP. The Company has elected to account for its plan, using the intrinsic value method, under Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, which requires the recording of compensation expense for some, but not all, stock-based compensation, rather than the alternative accounting permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

For purposes of the pro forma disclosures required by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, the Company has computed the value of all stock-awards issued prior to its initial public offering on September 27, 2005 using the minimum value method. The following assumptions were used for grants in the three and nine months ended September 30, 2004: dividend yield and volatility of zero, risk-free interest rate of 3.43%, and an expected life of five years. On September 27, 2005, the Company issued 1.5 million stock options as part of its initial public offering, and has computed the value of these stock-awards using the fair value method, employing the Black-Scholes model. The following assumptions were used for these grants in 2005: dividend yield of zero, volatility of 22.2% to 31.3%, risk-free interest rate of 4.11%, and an expected life of 2.00 to 4.25 years. No other awards were granted during 2005.

If the Company had accounted for its stock-based awards under SFAS No. 123, pro forma net loss would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss - as reported	$(3,344)	$(3,074)	$(6,966)	$(5,774)
Add: Stock-based employee compensation expense included in reported net income	14	40	56	332
Deduct: Stock-based compensation expense determined under fair value-based method	(72)	(172)	(217)	(476)

Pro forma net loss	$(3,402)	$(3,206)	$(7,127)	$(5,918)

Basic and diluted loss per share:
As reported	$(0.27)	$(0.25)	$(0.56)	$(0.47)
Pro forma	$(0.27)	$(0.26)	$(0.57)	$(0.49)

Comprehensive Loss—The Company’s comprehensive loss includes net loss and cumulative translation adjustments. The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(3,344)	$(3,074)	$(6,966)	$(5,774)
Cumulative translation adjustment	(122)	(12)	1,111	41

Total	$(3,466)	$(3,086)	$(5,855)	$(5,733)

Statement of Cash Flows—Cash paid for interest was $1,816 and $700 for the nine months ended September 30, 2005 and 2004, respectively. Cash paid for income taxes was $0 for each of the nine months ended September 30, 2005 and 2004. During the three months ended September 30, 2005, the Company settled convertible notes (Note 3) of $18,640 and associated interest payable of $1,109 by issuing 1,795,184 shares of common stock. During the nine months ended September 30, 2004, the Company entered into capital leases for certain equipment purchases totaling $1,853 (Note 2), issued debt relating to the purchase of its European joint ventures (Note 6) denominated in British pounds sterling and Swiss francs of $4,877 (Note 2) and issued debt of $964 relating to its repurchase of stock associated with options exercised (Note 2).

Segment Reporting—Operating segments are defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. The Company’s chief operating decision maker currently operates one operating segment and the expense structure of the business is managed functionally. The Company’s measure of segment profit is consolidated operating income.

The Company’s revenue, aggregated by service offering, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Transaction processing	$18,385	$16,578	$55,726	$50,665
Data integration	3,903	2,469	11,858	6,541
Customer care	7,055	8,700	21,697	25,878

Transaction and other revenues	29,343	27,747	89,281	83,084
Client reimbursements	307	1,213	2,331	3,090

Total	$29,650	$28,960	$91,612	$86,174

The following is a geographic breakdown of revenues for the three and nine months ended September 30, 2005 and 2004, and a geographic breakdown of long-lived assets at September 30, 2005 and December 31, 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
United States	$22,283	$20,183	$67,137	$62,134
United Kingdom	4,610	4,905	15,858	15,218
Other International	2,757	3,872	8,617	8,822

	$29,650	$28,960	$91,612	$86,174

	At September 30, 2005	At December 31, 2004
Long-Lived Assets:
United States	$15,438	$16,331
United Kingdom	1,928	2,043
Other International	899	1,139

	$18,265	$19,513

Litigation—The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on the Company’s financial position, liquidity, or results of operations.

Newly Issued Pronouncements— In December 2004, the FASB issued FASB No. 123 (revised 2004) (“SFAS 123(R)”) entitled, “Share-Based Payment.” This standard will require the recognition of compensation expense for the grant-date fair value of all share-based awards granted to employees. In April 2005, the SEC amended the implementation dates of SFAS 123(R) and, as a result, the Company will adopt SFAS 123(R) in the fiscal quarter beginning January 1, 2006. The impact the new standard will have on the Company’s results of operations has not yet been determined.

2. DEBT

Debt consists of the following as of September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004
Seller notes	$3,576	$6,144
Other notes	1,012	752
Capital lease obligations	674	1,294

Total	5,262	8,190
Less current maturities	3,357	3,607

Long-term portion	$1,905	$4,583

Seller notes consist of unsecured promissory notes issued to the former owners of companies acquired by TRX, and are outstanding as follows:

September 30, 2005		December 31, 2004	Interest Rate	Repayment Terms
$—		$166		Due April 2005, owed to a shareholder
1,943	*	3,185	Variable, 6.50% at September 30, 2005	Three equal annual installments in January 2005 through 2007; denominated in British Pounds and owed to a shareholder
240	*	411	6.50%	Three equal annual installments in January 2005 through 2007; denominated in Swiss Francs and owed to a shareholder
1,393		2,382	6.50%	Three equal annual installments in January 2005 through 2007; denominated in Swiss Francs

$3,576		$6,144	Total

*	The lender may accelerate the note upon a reduction of Company ownership by BCD Holdings N.V. (“BCD”) to 50% or less, or upon a reduction of ownership by the Company in the subsidiaries that issued the notes to 50% or less.

From time to time, the Company enters into capital lease agreements with equipment vendors. The agreements are collateralized by the leased assets, bear interest ranging from 6.5% to 7.9%, are payable in monthly installments, and expire on dates ranging from May 2006 to June 2007. Other notes are unsecured and bear interest at rates ranging from 3.73% to 5.25%, and are due periodically from December 2005 to December 2006. During the nine months ended September 30, 2005, the Company issued notes totaling $964 due in March 2006 and May 2006 related to its repurchase of 105,000 shares of stock associated with options exercised.

The aggregate maturities of debt at September 30, 2005 are as follows:

Years ending September 30,
2006	$3,357
2007	1,905

$5,262

In December 2004, the Company entered into a $10 million revolving line of credit facility expiring August 2006. The lender holds a senior security interest in all the domestic assets of TRX, and a 66% interest in the stock of the Company’s international subsidiaries. Under the facility, TRX is subject to certain financial covenants, including maintenance of certain minimum EBITDA, with adjustments specified in the facility, and certain leverage ratios. The facility also requires that the Company reduce its borrowings to $2.0 million or less for 30 days during each calendar quarter. Further, the Company is restricted in its ability to, among other things, make advances to its European operations, make acquisitions, make capital expenditures, incur additional indebtedness and pay dividends. In connection with entering into the facility, BCD, the lender and TRX entered into a Capital Contribution Agreement, pursuant to which BCD has committed to contribute up to $5.0 million in increments of $2.5 million to TRX, which capital contributions would be made as directed by the lender, upon an Event of Default, as defined in the Capital Contribution Agreement. These funds will be used to first prepay outstanding obligations under the facility, and second, cash collateralize outstanding letters of credit, or otherwise as directed by the lender. The Company pays a variable rate of interest on draws, at LIBOR plus 2%, and an annual fee of 0.75% of the unused portion of the $10 million commitment. In September 2005, the definition of EBITDA in the facility was amended to allow for certain cash and non-cash expenses associated with the Company’s initial public offering of common stock. As of September 30, 2005, the Company is in compliance with all financial covenants, $10 million was available for borrowing, and there were no borrowings against the facility.

3. CONVERTIBLE NOTES

In November 2001, the Company issued 7% convertible notes totaling $20,000 to shareholders of TRX. The notes are due in full in November 2006. In December 2004, the notes were amended to subordinate them to the senior secured revolving credit facility and to increase the interest rate to 11%. Further, if the convertible notes are not paid when due, the rate of interest will increase to 13% until repaid, with such interest rate applied retroactively from December 31, 2004. In management’s view, the likelihood of this interest rate increase to 13% is remote. Accordingly, the Company is recording interest expense at 11%. The notes are junior and subordinated to the Company’s senior secured revolving credit facility. Interest is either payable in cash semiannually or upon settlement in cash or common stock, at the election of the holder.

Pursuant to agreements the Company entered into with holders of the convertible notes in July 2005 and September 2005 and in consideration of the payment by TRX of $700 to certain holders of its convertible notes to effect the conversion of the convertible notes, $18,640 of convertible notes were converted into 1,689,925 shares of common stock and 101,905 shares of common stock were issued to the holders of such convertible notes in satisfaction of accrued interest on such convertible notes immediately prior to the closing of the Company’s initial public offering of common stock, on September 30, 2005. The $700 was paid to these noteholders to effect the conversion of the convertible notes held by such noteholders. Accordingly, the $700 payment has been accounted for as a charge to earnings and is included in “debt conversion expense” in the accompanying consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005. The remaining notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $11.03, subject to adjustments, totaling 123,312 shares of common stock (plus shares related to accrued and unpaid interest, if any).

A warrant to purchase 640,285 shares of common stock at $11.03 was issued with the November 2001 convertible notes (Note 4). The value of the warrant, determined to be $1,782 based on the relative fair value of the warrant to the notes, was accounted for as a debt discount and was being amortized to interest expense over the contractual term of the related notes. On September 30, 2005, pursuant to an agreement the Company entered into with the holder of the warrant on July 8, 2005, as amended on September 22, 2005, the Company repurchased the warrant at a price of $3,800. The fair value of the warrant approximated $1,600 and, to effect the conversion of the convertible note held by the warrant holder, the Company paid the warrant holder an additional $2,200. Accordingly, the $1,600 has been accounted for as a reduction of additional paid-in capital and the $2,200 has been accounted for as a charge to earnings and is included in “debt conversion expense” in the accompanying consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005. The remaining unamortized portion of the debt discount of $416 was recorded as a reduction to additional paid-in-capital during the three months ended September 30, 2005.

4. SHAREHOLDERS’ EQUITY

Issuance of Common Stock—In September 2005, the Company completed its initial public offering of 3.4 million shares at an offering price of $9.00 per share, which resulted in proceeds to the Company of approximately $26,440, net of offering costs. In addition, the Company issued 1.8 million shares in connection with the conversion of $18,640 face amount of 11% convertible notes plus accrued and unpaid interest on such notes. In the nine months ended September 30, 2004, the Company issued 408,496 shares of its common stock for proceeds of $4,976. The proceeds from these offerings were used for general corporate purposes.

Exercise of Stock Options—During the nine months ended September 30, 2005, 105,000 stock options with a weighted average exercise price of $7.69 per share were exercised. During the nine months ended September 30, 2004, 224,810 stock options with a weighted average exercise price of $8.86 per share were exercised.

Note Receivable from Shareholder—In connection with a July 2001 sale of common stock, the Company loaned an officer of the Company $1,000, all of which was repaid in full in May 2005.

5. RELATED-PARTY TRANSACTIONS

WorldTravel BTI is majority-owned by the Company’s majority shareholder, BCD. During the three and nine months ended September 30, 2005, the Company recognized revenues from WorldTravel BTI, totaling $2,138 and $6,482, respectively. During the three and nine months ended September 30, 2004, the Company recognized revenues from WorldTravel BTI, totaling $2,067 and $5,348, respectively. At September 30, 2005 and December 31, 2004, $403 and $426, respectively, was receivable from WorldTravel BTI.

In the U.S., the Company participates in a 401(k) profit-sharing plan (the “Plan”) sponsored by WorldTravel Partners, an affiliated entity, under which substantially all full-time employees are eligible to participate. Participants are also eligible to receive a discretionary match. Total expense recognized by the Company under the Plan was $134 and $435 for the three and nine months ended September 30, 2005, respectively, and $185 and $520 for the three and nine months ended September 30, 2004, respectively.

Hogg Robinson plc and its affiliates (“Hogg Robinson”) owned a significant portion of TRX until September 30, 2005. The Company has a shared services agreement with Hogg Robinson under which it purchases administrative services, office space and technology. During the three and nine months ended September 30, 2005, the Company recognized revenues of $381 and $1,100, respectively, and expenses for shared services totaling $403 and $2,796, respectively. During the three and nine months ended September 30, 2004, the Company recognized revenues of $281 and $754, respectively, and expenses for shared services totaling $891 and $2,294, respectively. At September 30, 2005 and December 31, 2004, $339 and $2,030, respectively, was payable to Hogg Robinson.

Sabre Investments, Inc. (“Sabre”), prior to September 30, 2005, owned a portion of TRX’s convertible debt and also owned warrants to purchase common stock of the Company (Note 3). During the three and nine months ended September 30, 2005, the Company incurred costs for connectivity fees and licensing technology from Sabre of $49 and $215, respectively, and during the three and nine months ended September 30, 2004, the Company incurred costs for connectivity fees and licensing technology from Sabre of $31 and $67, respectively. At September 30, 2005 and December 31, 2004, the Company had no payables to Sabre.

6. RESTRUCTURING

In 2004, the Company consolidated its European operating locations to Germany by closing its France and Switzerland operations. In February 2005, the Company announced to employees its intent to close its Orangeburg, South Carolina call center, and closed the facility on April 30, 2005. The Company recorded restructuring charges of $11 and $2,319 for the three and nine months ended September 30, 2005, respectively, related to severance, lease abandonment, operational transition costs and accelerated depreciation, net of a $92 expense reduction recorded to reflect lower expected lease termination costs in Europe.

During the nine months ended September 30, 2005, the Company paid all of its employee termination benefits and transition costs, and expects to pay statutory shutdown costs in Switzerland through the second quarter of 2006, and to pay the remaining lease termination costs over the remaining term of the leases, through the first quarter of 2006 in Switzerland and through the fourth quarter of 2008 in Orangeburg, South Carolina.

A summary of the accruals associated with the restructuring activities during the nine months ended September 30, 2005 is as follows:

	Liability Balance at December 31, 2004	Costs Charged	Cash Payments	Liability Balance at September 30, 2005
One-time employee termination benefits	$1,020	$290	$(1,310)	$0
Lease termination costs	667	1,317	(784)	1,200
Other related costs	213	213	(347)	79

Total accrued	$1,900		$(2,441)	$1,279

Non-cash accelerated depreciation		499

Total restructuring charges		$2,319

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three and nine months ended September 30, 2005 and 2004. Also discussed is our financial position as of September 30, 2005. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this report and in our Registration Statement on Form S-1 (SEC File No. 333-124741). This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

We are a leading, independent provider of transaction processing and data integration services to the global travel industry. We also serve clients in other industries involved with or affected by travel-related processes, such as credit card issuers. We provide a comprehensive service offering through hosted technology applications, generally under long-term services contracts.

We are focused on transaction-based revenue from transaction processing and data integration services that provide economies of scale to our clients and us. These transactions are an integral part of our clients’ daily operations. Transaction levels, and thus revenues, fluctuate with our clients’ business levels, which are impacted by market changes and seasonality. We supplement our transaction-based revenue with short-term projects to implement, customize or enhance our service delivery.

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia.com, accounted for 34% of our revenues in the nine months ended September 30, 2005. Expedia.com has been a client since its launch in 1996, and our current contract with them continues through 2010. Our scale and process-reengineering expertise has allowed us to reduce our costs in several areas when measured on a per transaction basis. We have established pricing models that provide volume-based discounts to share scale efficiencies with our clients to ensure long-term, mutually-beneficial relationships. As a result, our average revenue per transaction has generally declined over the last few years.

Industry factors impacting our operating results include the channel shifts toward online bookings and direct distribution, use of corporate credit cards, airline seat capacity, changing and increasing access methods to reach supplier inventory, supplier commission rates, GDS incentive levels, and overall economic conditions. Our estimates of future results are primarily affected by assumptions of transaction volumes, pricing levels, our ability to efficiently scale with our clients, and client retention and acquisition. These anticipated results may be impacted by the seasonality of the travel industry and credit card volumes related to travel.

Acquisitions

In January 2004, we purchased the remaining interests in our European joint ventures from Hogg Robinson and Kuoni to gain control over our European operations, ensuring a more global reach for our products and services and to support delivery to our increasingly global client base. Hogg Robinson, through its ownership of approximately 19.0% of our shares of common stock prior to our initial public offering of common stock in September 2005, has been a related party. Despite the involvement of a related party in the acquisitions, we believe the terms of the acquisitions are substantially similar to terms that would have been negotiated in a transaction with unrelated third parties. The combined purchase price was $15.8 million, consisting of $10.3 million in cash and $5.5 million of seller debt.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates. We believe that, of our significant accounting policies described in Note 1 of the notes to our consolidated financial statements included elsewhere in this report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to assist investors in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue recognition. A significant portion of our revenue is recognized based on objective criteria that do not require significant estimates or uncertainties. Accordingly, revenues recognized under these methods do not require the use of significant estimates that are susceptible to change.

We recognize revenue, in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables and SEC Staff Accounting Bulletin No. 104, Revenue Recognition, when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) services have been performed, (3) the fee for services is fixed or determinable, and (4) collectibility is reasonably assured. Generally, these criteria are considered to have been met as follows:

•	for transaction revenue, in which we perform ticketing, file-finishing, data consolidation and reporting, and customer care services, when the services are provided;

•	for short-term client-specific customizations, which do not generate direct on-going incremental transaction revenue, when the customization has been delivered to our customer; and

•	for implementation and set-up fees, which generate direct on-going incremental transaction revenue, over the life of the underlying transaction service agreement. Related costs are deferred and recognized as expenses over the life of the underlying transaction service agreement.

Internal-Use Software Development Costs. We account for internal-use software development costs in accordance with AICPA Statement of Position 98-1, Accounting for the Cost of Software Developed or Obtained for Internal Use, or SOP 98-1. SOP 98-1 specifies that software costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use is charged to technology development expense as incurred until the project enters the application development phase. Costs incurred in the application development phase are capitalized and depreciated over an estimated useful life of three years, beginning when the software is ready for use.

Each of our software products enters the application development phase upon completion of a detailed program in which (1) we have established that the necessary skills, hardware and software technology are available to us to produce the product, (2) the completeness of the detailed program design has been confirmed by documentation and tracing the design to product specifications, and (3) the detailed program design has been reviewed for high-risk development issues (for example, novel, unique, unproven function and features or technological innovations), and any uncertainties related to identified high-risk development issues have been resolved through coding and testing. Significant judgment is required in determining when the application development phase has begun.

Goodwill. We assess the impairment of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, we test our goodwill for impairment annually on September 30, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. Based on the results of our annual impairment test, there was no impairment of goodwill at September 30, 2005. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and result in an impairment charge.

Impairment of long-lived assets. We record our long-lived assets, such as property and equipment and software development costs, at cost. We review the carrying value of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with the provisions of SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate these assets by examining estimated future cash flows to determine if their current recorded value is impaired. We evaluate these cash flows by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will record an impairment of the carrying value of the identified asset as an operating expense in the period in which the determination is made. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and result in impairments of recorded asset balances.

Transaction processing provisions. We have recorded estimates to account for processing errors made in the ticketing or fareloading process that result in tickets being issued at wrong prices or agency commissions being miscalculated. Our reserve for processing errors is based on several factors including historical trends, average debit memo lag time and timely identification of errors. Transaction processing provisions during the three and nine months ended September 30, 2005 were $0.4 million and $2.1 million, respectively, and during the three and nine months ended September 30, 2004 were $0.7 million and $1.4 million, respectively, and are included as operating expenses in our consolidated statements of operations.

Results of Operations

The following table sets forth selected statement of operations data expressed as a percentage of transaction and other revenues for each of the periods indicated. Both revenue and expenses exclude client reimbursements. We believe that the inclusion of client reimbursements as revenue in the calculation of our operating income (loss) margin percentage distorts such margin percentage. We evaluate our operating performance based upon operating income (loss) margins excluding client reimbursements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Transaction and other revenues	100%	100%	100%	100%
Expenses:
Operating	63	66	64	64
Selling, general and administrative	17	20	17	20
Technology development	10	14	10	12
Restructuring	—	—	3	—
Depreciation and amortization	9	9	8	9

Total operating expenses before client reimbursements	99	109	102	105

Operating income (loss)	1%	(9)%	(2)%	(5)%

Comparison of Three Months Ended September 30, 2005 and 2004

Revenues. The following table sets forth comparative revenues, by type, for the three months ended September 30, 2005 and 2004, respectively (in thousands).

	Three Months Ended September 30,
	2005		2004		Change
	(dollars in thousands)
Transaction processing	$18,385	63%	$16,578	60%	$1,807	11%
Data integration	3,903	13	2,469	9	1,434	58
Customer care	7,055	24	8,700	31	(1,645)	(19)

Transaction and other revenues	29,343	100	27,747	100	1,596	6
Client reimbursements	307		1,213

Total	$29,650		$28,960

Transaction processing revenues. Transaction processing revenues were $18.4 million in the three months ended September 30, 2005, an increase of 11% compared to $16.6 million in the three months ended September 30, 2004. The increase was primarily due to growth of $1.7 million from existing clients and growth of $0.1 million from new clients.

Data integration revenues. Data integration revenues were $3.9 million in the three months ended September 30, 2005, an increase of 58% compared to $2.5 million in the three months ended September 30, 2004. The increase was primarily related to the continuation and expansion of an existing client relationship established during 2004.

Customer care revenues. Customer care revenues were $7.1 million in the three months ended September 30, 2005, a decrease of 19% compared to $8.7 million in the three months ended September 30, 2004. This decrease was primarily due to our proactive plan to reduce volumes from existing customers as we transition away from this lower-margin, labor intensive business.

Client reimbursement revenues and expenses. Client reimbursement revenues and expenses were $0.3 million in the three months ended September 30, 2005, a decrease of 75% compared to $1.2 million in the three months ended September 30, 2004. The decrease was primarily due to planned reductions in telecommunication and other pass-through costs associated with our customer care business.

Operating expenses. Operating expenses were $18.5 million in the three months ended September 30, 2005, an increase of less than 1% compared to $18.4 million in the three months ended September 30, 2004. As a percentage of revenue, operating expenses decreased from 66% in the three months ended September 30, 2004 to 63% in the three months ended September 30, 2005. This decrease was primarily due to a reduced customer care revenue mix from 31% in the three months ended September 30, 2004 to 24% in the three months ended September 30, 2005 and increased labor efficiencies related to our transaction processing services, both of which reduced labor costs period over period.

Selling, general and administrative expenses. Selling, general and administrative expenses were $5.1 million in the three months ended September 30, 2005, a decrease of 6% compared to $5.4 million in the three months ended September 30, 2004. The decrease was due to a reduction of expenses related to our recent facility closures and a reduction in stock based compensation expense, offset by increased costs associated with becoming a publicly traded company and $550,000 of bonuses paid in relation to our initial public offering. As a percentage of revenue, selling, general and administrative expenses decreased from 20% in 2004 to 17% in 2005 resulting primarily from leveraging our fixed costs over a larger revenue base.

Technology development expenses. Technology development expenses were $2.8 million in the three months ended September 30, 2005, a decrease of 29% compared to $3.9 million in the three months ended September 30, 2004. The decrease was due to our replacement of higher cost contract labor resources with permanent resources in the U.S. and India. As a percentage of revenue, technology development expense decreased from 14% in 2004 to 10% in 2005.

Depreciation and amortization. Depreciation and amortization expenses were $2.5 million in the three months ended September 30, 2005, a decrease of less than 1% compared to $2.5 million in the three months ended September 30, 2004 primarily due to the closure in 2004 of our France and Switzerland locations largely offset by depreciation associated with increased capital investment related to the growth of our infrastructure.

Restructuring expense. We recorded $11,000 of restructuring expense in the three months ended September 30, 2005 for accretion expense for lease abandonment obligations related to the closure of our Orangeburg, South Carolina facility effective April 30, 2005.

Interest expense. Interest expense was $0.9 million in the three months ended September 30, 2005 compared to $0.6 million in the three months ended September 30, 2004. This increase resulted primarily from an interest rate increase on our convertible notes from 7% to 11% in December 2004 and the write off of $0.1 million of deferred loan costs related to the conversion of $18.4 million of convertible notes in September 2005. We expect our interest expense to decrease materially in future periods, primarily due to the conversion of the majority of our 11% convertible notes in September 2005.

Debt conversion expense. Debt conversion expense was $2.9 million in the three months ended September 30, 2005. This increase resulted from the payment of $2.9 million to effect the conversion of $18.4 million of convertible notes.

Income tax provision. No income tax benefit was recorded for the three months ended September 30, 2005 and 2004, as we had current tax losses in each period and have recorded a 100% valuation allowance on our net deferred tax assets each period.

Net income (loss). Due to the factors described above, net loss was $3.3 million in the three months ended September 30, 2005 compared to net loss of $3.1 million in the three months ended September 30, 2004.

Comparison of Nine Months Ended September 30, 2005 and 2004

Revenues. The following table sets forth comparative revenues, by type, for the nine months ended September 30, 2005 and 2004, respectively (in thousands).

	Nine Months Ended September 30,
	2005		2004		Change
	(dollars in thousands)
Transaction processing	$55,726	63%	$50,665	61%	$5,061	10%
Data integration	11,858	13	6,541	8	5,317	81
Customer care	21,697	24	25,878	31	(4,181)	(16)

Transaction and other revenues	89,281	100	83,084	100	6,197	7
Client reimbursements	2,331		3,090

Total	$91,612		$86,174

Transaction processing revenues. Transaction processing revenues were $55.7 million in the nine months ended September 30, 2005, an increase of 10% compared to $50.7 million in the nine months ended September 30, 2004. The increase was primarily due to growth of $6.7 million from existing clients and growth of $0.3 million from new clients, partially offset by a $2.0 million decrease as a result of the termination of our transaction processing relationship with a client in May 2004.

Data integration revenues. Data integration revenues were $11.9 million in the nine months ended September 30, 2005, an increase of 81% compared to $6.5 million in the nine months ended September 30, 2004. The increase was primarily related to the continuation and expansion of an existing client relationship established during 2004.

Customer care revenues. Customer care revenues were $21.7 million in the nine months ended September 30, 2005, a decrease of 16% compared to $25.9 million in the nine months ended September 30, 2004. This decrease was primarily due to $2.8 million related to the termination of our customer care relationship with a client in November 2004 and our proactive plan to reduce volumes from existing customers as we transition away from this lower-margin, labor intensive business.

Client reimbursement revenues and expenses. Client reimbursement revenues and expenses were $2.3 million in the nine months ended September 30, 2005, a decrease of 25% compared to $3.1 million in the three months ended September 30, 2004. The decrease was primarily due to planned reductions in telecommunication and other pass-through costs associated with our customer care business.

Operating expenses. Operating expenses were $57.2 million in the nine months ended September 30, 2005, an increase of 7% compared to $53.4 million in the nine months ended September 30, 2004.

The increase was primarily due to increased personnel, technology hosting and communication costs as a result of our revenue growth. As a percentage of revenue, operating expenses remained the same at 64% in the nine months ended September 30, 2005 and 2004. Technology hosting costs are increasing relative to revenue growth as a result of increased usage of third party hosting providers beginning in the fourth quarter of 2004, partially offset by a decrease in personnel costs as a percentage of revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses were $15.3 million in the nine months ended September 30, 2005, a decrease of 5% compared to $16.2 million in the nine months ended September 30, 2004. The decrease was due to a reduction of expenses related to our recent facility closures and a reduction in stock based compensation expense, offset by increased costs associated with becoming a publicly traded company and $550,000 of bonuses paid in relation to our initial public offering. As a percentage of revenue, selling, general and administrative expenses decreased from 20% in 2004 to 17% in 2005 resulting primarily from leveraging our fixed costs over a larger revenue base.

Technology development expenses. Technology development expenses were $8.9 million in the nine months ended September 30, 2005, a decrease of 13% compared to $10.1 million in the nine months ended September 30, 2004. The decrease was due to our replacement of higher cost contract labor resources with permanent resources in the U.S. and India. As a percentage of revenue, technology development expense decreased from 12% in 2004 to 10% in 2005.

Restructuring expense. We recorded $2.3 million of restructuring expense in the nine months ended September 30, 2005. The expense consisted of a $2.4 million charge for severance, lease abandonment, operational transition costs and accelerated depreciation related to the closure of our Orangeburg, South Carolina facility effective April 30, 2005, partially offset by a $0.1 million credit to reflect lower than expected lease termination costs in Europe.

Depreciation and amortization. Depreciation and amortization expenses were $7.3 million in the nine months ended September 30, 2005, a decrease of 2% compared to $7.5 million in the nine months ended September 30, 2004 primarily due to the closure in 2004 of our France and Switzerland locations.

Interest expense. Interest expense was $2.4 million in the nine months ended September 30, 2005 compared to $1.7 million in the nine months ended September 30, 2004. This increase resulted primarily from an interest rate increase on our convertible notes from 7% to 11% in December 2004. We expect our interest expense to decrease materially in future periods, primarily due to the conversion of the majority of our 11% convertible notes in September 2005.

Debt conversion expense. Debt conversion expense was $2.9 million in the nine months ended September 30, 2005. This increase resulted from the payment of $2.9 million to effect the conversion of $18.4 million of convertible notes.

Income tax provision. No income tax benefit was recorded for the nine months ended September 30, 2005 and 2004, as we had current tax losses in each period and have recorded a 100% valuation allowance on our net deferred tax assets each period.

Net loss. Due to the factors described above, net loss was $7.0 million in the nine months ended September 30, 2005 compared to $5.8 million in the nine months ended September 30, 2004.

Liquidity and Capital Resources

We have funded our operations primarily with cash from operating activities, the private placement of debt and equity securities totaling approximately $30.0 million since 2001, and the public offering of common stock which provided net proceeds of approximately $23.5 million in September 2005. The underlying drivers of cash from operating activities include cash receipts from the sale of our products and services and cash payments to our employees and landlords. Most of our larger clients remit payment for our services 30 to 90 days in advance of our service delivery. Advance payments from clients are recorded as customer deposits and deferred revenue until the service is performed. These payment terms have positively impacted working capital movements since mid-2003.

At September 30, 2005, our principal sources of liquidity were cash and cash equivalents of $29.7 million and $10 million of availability under our revolving credit facility. We had no borrowings outstanding under our credit facility at September 30, 2005. The maximum amount available under our revolving credit facility is $10.0 million, and the monthly availability fluctuates based upon our last twelve months’ consolidated senior leverage ratio (as defined in the facility).

Net cash provided by operating activities was $6.5 million during the nine months ended September 30, 2005 compared to $6.4 million during the same period in 2004. The increase was driven primarily by stronger operating performance in 2005, offset by $2.4 million of cash payments related to our restructuring.

Net cash used in investing activities was $6.7 million during the nine months ended September 30, 2005 compared to $13.8 million during the same period in 2004. The decrease in 2005 was primarily related to the $7.3 million of net cash purchase price paid for the acquisition of the remaining interests in our European joint ventures during the first quarter of 2004 and a reduction in capital expenditures in 2005. As of September 30, 2005, we had no material commitments related to capital expenditures..

Net cash provided by financing activities was $19.9 million during the nine months ended September 30, 2005 compared to net cash provided by financing activities of $6.2 million during the same period in 2004. Cash provided by financing activities during the nine months ended September 30, 2005 related to $26.4 of net proceeds from our initial public offering of common stock, the repayment of a note receivable from a shareholder of $1.0 million, issuances of debt of $1.0 million and net proceeds of $0.8 million related to the exercise of stock options, partially offset by payments of $4.5 million on long-term debt, a payment of $1.6 million to repurchase a warrant to purchase shares of our common stock, payments of $2.9 million to induce the conversion of the majority of our convertible notes, and $0.3 million to repurchase common stock. During the nine months ended September 30, 2004, we issued common stock for net proceeds of $7.0 million and debt for proceeds of $0.7 million, partially offset by $0.8 million of debt repayments and $0.3 million to repurchase common stock.

In December 2004, we entered into a $10.0 million senior secured revolving credit facility expiring August 2006. The lender holds a senior security interest in all of our domestic assets and a 66% interest in the stock of our international subsidiaries. Under the facility, we are subject to maintenance of certain minimum consolidated EBITDA (as defined in the facility), ranging from $8.85 million for the nine months ended September 30, 2005 to $15.0 million for the twelve months ended August 31, 2006. In addition, we are subject to a maximum consolidated senior leverage ratio (as defined in the facility) of 2 to 1 through December 30, 2005 and 1 to 1 from December 31, 2005 to August 31, 2006. The facility also requires that we reduce our borrowings under the facility to $2.0 million or less for 30 days during each calendar quarter. We are restricted in our ability to, among other things, make advances to our European operations, make acquisitions, make capital expenditures, incur additional indebtedness and pay dividends. In September 2005, the definition of EBITDA in the facility was amended to allow for certain cash and non-cash expenses associated with the Company’s initial public offering of common stock. We are currently in compliance with all covenants. We pay a variable rate of interest on draws, at LIBOR plus 2%, and an annual fee of 0.75% of the unused portion of the $10.0 million commitment. At September 30, 2005, we had no borrowings outstanding against the facility. All amounts outstanding under the facility are due in full in August 2006.

In connection with entering into the facility, we entered into a contribution agreement with BCD Holdings, N.A., pursuant to which BCD Holdings, N.A. has committed to contribute up to $5.0 million in increments of $2.5 million to us, which capital contributions would be made as directed by the lender under the facility, upon an Event of Default, as defined in such contribution agreement. These funds will be used to first prepay outstanding obligations under the facility, and second, cash collateralize outstanding letters of credit, or otherwise as directed by the lender under the facility.

In November 2001, we issued 7% convertible notes totaling $20.0 million to shareholders of TRX. In December 2004, the notes were amended to subordinate them to the senior secured revolving credit facility and to increase the interest rate to 11%. Further, if the convertible notes are not paid when due, the rate of interest will increase to 13% until repaid, with such interest rate applied retroactively from December 31, 2004. We view the likelihood of the interest rate increasing to 13% as remote. Accordingly, we are recording interest expense in our consolidated statements of operations at 11%. The notes are junior and subordinated to our senior secured revolving credit facility. Pursuant to agreements we entered into with holders of the convertible notes in July 2005 and September 2005, $18,640,000 of our convertible notes (which is approximately 93% of our outstanding convertible notes) were converted into 1,689,925 shares of common stock and we issued 105,259 shares of common stock to the holders of such convertible notes in satisfaction of accrued interest on such convertible notes immediately prior to the closing of our initial public offering of common stock, on September 30, 2005. In conjunction with the conversion of notes, we made payments to the noteholders who converted, discussed above. The remaining notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $11.03, subject to adjustments, totaling 123,312 shares of common stock (plus shares related to accrued and unpaid interest, if any). The notes are due in full in November 2006.

Based on our current level of operations, we believe our cash flow from operations and other available sources of liquidity, including borrowings under the revolving credit facility, will provide adequate funds for ongoing operations, planned capital expenditures and debt service for the next twelve months.

Contractual Obligations

The following table summarizes our future minimum non-cancelable contractual obligations (including interest) at September 30, 2005:

	Payments Due by Period
	Total	Less than one year	1-3 years	3-5 years	More than five years
	(in thousands)
Long-term debt, including capital leases	$5,262	$3,357	$1,905	$—	$—
Convertible notes	1,360	1,360	—	—	—
Cash interest costs on long-term debt, convertible notes and capital leases	1,030	197	833	—	—
Operating leases	8,265	3,107	3,691	1,001	466
Employment agreements	989	889	100	—	—
Other long-term obligations	3,722	2,030	1,692	—	—

Total contractual obligations	$20,628	$10,940	$8,221	$1,001	$466

The cash interest costs shown above assume that interest rates in effect at September 30, 2005 on variable-rate debt remain constant in the future. The long-term commitments under operating leases shown above consist of facility leases in the U.S. and Europe for our operations. The other long-term obligations reflect a service agreement with an unrelated party that provides certain labor services to us.

Seasonality

Our business experiences seasonal fluctuations, reflecting seasonal trends for the purchase of air travel by both leisure and corporate travelers as well as credit card volume related to corporate travel. For example, leisure air travel bookings are generally higher in the first two calendar quarters of the year in anticipation of spring and summer vacations and holiday periods. Corporate travel air bookings and credit card spending levels are generally higher in the first and third calendar quarters of the year. Business and consumer travel bookings typically decline during the fourth quarter of each calendar year. Accordingly, our fourth calendar quarter generally reflects lower revenues as compared to the first three calendar quarters.

Inflation and Changing Prices

We do not believe that inflation and changing prices have materially impacted our results of operations during the past three years.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS 123(R)”) entitled, “Share-Based Payment.” This standard will require the recognition of compensation expense for the grant-date fair value of all share-based awards we grant after the date the standard is adopted, and for the fair value of the unvested portion of awards issued prior to the date the standard is adopted. In April 2005, the SEC amended the implementation dates of SFAS 123(R) and as a result, we will adopt SFAS 123(R) in the fiscal quarter beginning January 1, 2006. The impact the new standard will have on the Company’s results of operations has not yet been determined.

Cautionary Notice Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. Statements contained in this quarterly report that are not historical facts may be forward-looking statements within the meaning of the PSLRA. You can identify forward-looking statements as those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “contemplate,” “estimate,” “believe,” “plan,” “project,” “predict,” “potential” or “continue,” or the negative of these, or similar terms.

Any such forward-looking statements reflect our beliefs and assumptions and are based on information currently available to us. Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. We caution investors that any forward-looking statements we make are not guarantees or indicative of future performance.

In evaluating these forward-looking statements, you should consider the following factors, as well as others set forth under “Risk Factors” in our Registration Statement on Form S-1 filed with the SEC (SEC File No. 333-124741) and as are detailed from time to time in other reports we file with the SEC, which may cause our actual results to differ materially from any forward-looking statement:

•	the loss of current key clients or the inability to obtain new clients;

•	volatility in the number of transactions we service;

•	failure or interruptions of our software, hardware or other systems;

•	industry declines and other competitive pressures; and

•	our ability to control costs and implement measures designed to enhance operating efficiencies.

Any subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above, as well as the risk factors contained in our Registration Statement. Except as required by law, we disclaim any obligation to update such statements or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Exchange Risk. Approximately 25% and 30% of our consolidated revenues for the three months ended September 30, 2005 and 2004, respectively, and 14% and 22% of our consolidated assets at September 30, 2005 and December 31, 2004, respectively, are associated with operations outside of the U.S. In addition, at September 30, 2005, we had debt denominated in British pounds sterling and Swiss francs. The U.S. dollar balance sheets and statements of operations for these businesses are subject to currency fluctuations. We are most vulnerable to fluctuations in the British pound sterling and euro against the U.S. dollar. We are also subject to currency fluctuations in the Swiss franc and Indian rupee. Historically, we have not entered into derivative financial instruments to mitigate this risk, as it has not been cost-effective for us. The impact of currency fluctuations on profitability has not been significant since both revenues and operating costs of these businesses are denominated in local currency. If the U.S. dollar had a 10 percent greater appreciation against our non-U.S. dollar denominated businesses in the three months ended September 30, 2005, consolidated revenues and operating loss would have been reduced by approximately $26,000 and $4,000, respectively. We may use derivative financial instruments in the future if we deem it useful in mitigating an exposure to foreign currency exchange rates. The cumulative translation adjustment was a $0.5 million increase in shareholders’ equity at September 30, 2005.

Interest Rate Market Risk. Our interest costs are sensitive to changes in the general level of interest rates, because our British pounds sterling-denominated notes and our revolving credit facility are at variable interest rates based on LIBOR. An increase in interest rates of one percentage point during the three months ended September 30, 2005 would have increased our interest expense by $8,000. Our exposure to changes in LIBOR is mitigated in part by our ability to make draws under the credit facility that provide a LIBOR-based fixed interest rate for periods up to 90 days.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner.

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2005.

Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the three-months ended September 30, 2005 that has materially affected, or is reasonably likely to have a material affect, on our internal control over financial reporting.

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The effective date of the Registration Statement on Form S-1 (Registration No. 333-124741) filed under the Securities Act of 1933, as amended, relating to the initial public offering of our common stock was September 27, 2005. On the same date, we signed an underwriting agreement with Credit Suisse First Boston, Thomas Weisel Partners LLC, Legg Mason Wood Walker, Inc. and SunTrust Robinson Humphrey the managing underwriters for the initial public offering and the representatives of the underwriters named in the underwriting agreement, for the initial public offering of 3,400,000 shares of our common stock at an initial public offering price of $9.00 per share. The offering was closed on September 30, 2005. The initial public offering resulted in gross proceeds of $30.6 million. We received net proceeds of $26.5 million after deducting underwriting discounts of $2.1 million and estimated offering expenses of $2.0 million.

Concurrent with the closing of the initial public offering, approximately $18.6 million of our convertible notes, together with accrued interest, were converted into approximately 1.8 million shares of common stock. This common stock was issued under the exemption from registration provided in Section 4(2) of the Securities Act. As of September 30, 2005 we have convertible notes of approximately $1.3 million, which are convertible into approximately 0.1 million shares of common stock.

Because the initial public offering closed on September 30, 2005, we had not used any of the net proceeds from the offering through the end of the period covered by this report on Form 10-Q. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated September 27, 2005.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Norwood H. (“Trip”) Davis, III, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Lindsey B. Sykes, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Norwood H. (“Trip”) Davis, III, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRX, INC.

Dated: November 3, 2005	By:	/s/ Lindsey B. Sykes
Lindsey B. Sykes
Chief Financial Officer (principal financial and accounting officer)