Form 10-K
period 2005-12-31
TRX INC/GA
filed 2006-02-22
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File No. 000-51478

TRX, INC.

(Exact name of registrant as specified in charter)

Georgia	58-2502748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 West Druid Hills Drive, Atlanta, Georgia	30329
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (404) 929-6100

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	NASDAQ National Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):    Large accelerated filer   ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant completed its initial public offering of its voting common stock on September 30, 2005. Accordingly, the registrant’s voting common stock was not publicly traded at June 30, 2005. As of February 10, 2006, the aggregate market value of the registrant’s voting stock held by non-affiliates by reference to the price at which the common stock last sold was approximately $59,607,216.

The number of shares of the registrant’s common stock outstanding at February 10, 2006 was 17,664,304 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

TRX, INC.

2005 FORM 10-K

PART I

Item 1.	Business

Cautionary Notice Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. Statements contained in this annual report that are not historical facts may be forward-looking statements within the meaning of the PSLRA. You can identify forward-looking statements as those that are not historical in nature particularly those that use terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “contemplate,” “estimate,” “believe,” “plan,” “project,” “predict,” “potential” or “continue,” or the negative of these, or similar terms.

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

In evaluating these forward-looking statements, you should consider the following factors, as well as others set forth in Item 1A under the caption “Risk Factors” and as are detailed from time to time in other reports we file with the SEC, which may cause our actual results to differ materially from any forward-looking statement:

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

Company Overview

We are a leading, independent provider of transaction processing and data integration services to the global travel industry. Our transaction processing and data integration services include applications that automate specific functions across the travel transaction lifecycle, including booking, ticketing, settlement, and reporting. We also serve clients in other industries, such as credit card issuers, who are involved with or affected by travel-related processes. Our hosted technology and services allow our clients to efficiently manage travel and travel-related transactions, as well as the vast number of complex and dynamic data records generated by these transactions.

We generate economies of scale by combining transactions from numerous clients. Our clients leverage our aggregated transaction volume to shift a portion of their fixed costs to a more flexible, variable structure. Our scale, combined with our focus on process reengineering and automation, helps our clients reduce travel-related costs on an ongoing basis. We believe our scale cannot be achieved internally by our clients and is not currently available from a travel supplier, agency, or electronic travel distribution system, referred to as a Global Distribution System or GDS.

We target clients in four areas: travel agencies (traditional and online), travel suppliers, large corporations, and credit card issuers. During the year ended December 31, 2005, we served more than 150 clients. Our client base includes global leaders in the markets we serve, including American Airlines, Inc., American Express Travel Related Services Company, Inc., Citibank, N.A., and Expedia, Inc. We provide support to five of the six largest travel agencies in North America based on 2004 gross sales as ranked by Travel Weekly. We support the four largest online travel agencies in Europe based on 2004 gross bookings as ranked by PhoCusWright, an independent travel industry research firm.

We provide expertise in redesigning business processes and their associated systems and resources. We offer our processing capabilities and process reengineering expertise through a comprehensive service offering of five hosted technology applications: RESX (Online Booking), SELEX (Agent Technology), CORREX (Automated Processing), TRANXACT (Exceptions and Settlement), and DATATRAX (Data Integration). We provide each of our technology applications individually or as a comprehensive, integrated end-to-end processing solution. As a result, we can add value and earn compensation at multiple points during the lifecycle of a single travel reservation. Our clients typically pay us on a per-transaction basis. We have multi-year contracts with minimum volume commitments based on each client’s scale and expected growth rate.

Our technology allows our clients to use data from multiple and disparate sources. We collect data for our clients in any format from anywhere in the world, and then normalize, validate, and translate this data into client-requested formats. In turn, clients use this consolidated data to increase the efficiency and effectiveness of their decision making processes. The ability to view data from disparate sources in a consistent, useable format is increasingly important in the travel industry. Increased use of the Internet as a preferred distribution channel and Deregulation of GDS (global distribution system) rules is causing suppliers to shift inventory between different systems and channels. We believe this trend will continue leading to a splintering of inventory sources. We believe that the importance of data aggregation and integration will increase as inventory sources continue to fragment.

Over the past five years, we have achieved significant scale and experienced rapid growth as our transaction volumes and data records processed have increased. In 2005, we handled 81.4 million travel processing transactions, up from 9.3 million in 1999, representing a compound annual growth rate of more than 43% during this time period. Through our agency distributor program, we now reach over 3,600 companies with more than three million registered travelers. In data integration, we received data from over 1,000 distinct data inputs through more than 250 sources in over 50 countries. We processed more than 130.0 million data transactions for our clients in 2005. The growth in both transactions processed and data managed has helped us generate a 32% compound annual growth rate in revenue in our core transaction processing and data integration businesses over the last six years, from $16.8 million in 1999 to $88.4 million in 2005. For the year ended December 31, 2005, we recognized revenue of $118.6 million, of which $30.4 million was generated outside the U.S.

Corporate Background and History

Prior to January 1997, we conducted our business as a division and subsidiary of WorldTravel Partners LLC, one of the largest corporate travel agencies in the U.S. In January 1997, our business was transferred into a separate business organization. In 1999, TRX was incorporated as a Georgia corporation, and we acquired International Software Products, a data integration provider. In 1999 and 2000, we established European joint ventures with Hogg Robinson International Benefits Ltd. and Kuoni Reisen Holding AG to support travel distribution throughout Europe. In January 2004, we purchased the remaining interests in our European joint ventures. In addition, through a relationship with Siemens Shared Services, LLC, we established operations in Bangalore, India in 2004 to support multiple processing activities and technology development functions.

Industry Background

Overview

The travel industry is among the largest industries globally and is undergoing dramatic and rapid change. Total annual air, lodging, car, cruise, and vacation package bookings are expected to exceed $400 billion in 2006, according to PhoCusWright. The processes in these industries are complex and data intensive. For example, the transaction record associated with a single traveler may include 500 or more distinct data fields for each trip.

Rapidly changing dynamics in the travel industry, including the growth of the Internet as a delivery mechanism and reduction in supplier commission payments, are driving the industry toward lower costs per transaction. Achieving a lower per transaction cost is difficult due to the complexities and inefficiencies that exist throughout the travel transaction process (booking through settlement). We believe that automating the travel transaction process is difficult without substantial scale, access to all processes and technology throughout the travel transaction lifecycle, travel industry knowledge and relationships, and travel process reengineering expertise. In addition, we believe industry participants are challenged to reengineer their own cost structure while remaining focused on their core competencies and daily business objectives.

Current Trends

The travel industry has experienced material changes to purchasing and fulfillment processes as use of the Internet becomes more and more widespread. Travel agencies have undergone rapid consolidation and we believe that trend will continue over the next several years. The rapid growth of self service online travel options has decreased the need for traditional travel agents functioning as intermediaries to place orders for travelers with suppliers. Financial pressure on travel suppliers, particularly airlines, has driven investment in automation to decrease the distribution and fulfillment costs associated with travel transactions.

•	Continued migration to online booking. The online travel market provides travelers with a convenient, price transparent, and cost effective option for researching and purchasing travel options. We expect the use of online booking technology to continue to grow inside and outside of the U.S. We expect this trend to continue for the two main segments of the travel market, leisure travel and corporate travel.

•	Consolidation of travel agencies. Travel agencies are facing growing complexities that are driving consolidation, such as the prevalence of Internet booking, the elimination of most airline commissions, increasing number of methods to access supplier inventory and the need to offer lower pricing by leveraging scale.

•	Increased economic pressure on travel industry participants. Competitive pressures have forced travel suppliers and sellers to more efficiently distribute product.

•	Impact of GDS deregulation. GDS deregulation in the U.S. has given suppliers more flexibility in the distribution of their inventory. As many of the U.S. airlines’ GDS contract agreements expire in 2006, we believe buyers will take this opportunity to lower their transaction costs and seek seamless and efficient access to existing and new distribution channels, including supplier direct and GDS-alternatives, as well as additional reductions in distribution costs. Similar deregulation may impact non-U.S. markets in the future.

•	Emphasis on policy compliance and rules management. In an effort to lower travel costs, companies often enter into preferred provider contracts with travel suppliers and also establish corporate travel policies that require interpretation and enforcement on a real-time basis.

•	Need to improve access to and usefulness of corporate data. Companies are generating data at a more rapid pace from a growing number of internal and external sources, and managers need access to a consolidated view of this information in order to make timely, informed decisions.

Large sellers of travel, such as travel agencies, represent a significant segment of the travel industry and are a key client segment for us. We believe that industries with travel-related components, such as credit card issuers, are a natural extension for our product and service offerings. We expect the need for products and services that address automation and data integration for the travel industry to increase over time due to the trends outlined above.

Our Products and Services

We believe that our suite of products and services facilitates the distribution of travel in a cost-efficient manner and assists our clients in better managing the vast amounts of data generated by travel and travel-related processes. Our clients are able to use our products and services individually or as a comprehensive, integrated end-to-end processing solution. We develop our products and services as hosted technologies. We believe that by hosting solutions for our clients we can provide: lower costs per transaction, scalability of solutions, continuity of business, rapid product development, compliance with and adaptability to business rules, and speed to market.

Our hosted technology suite includes the following solution brands:

RESX is a suite of online, self-service corporate booking tools offering a user-friendly, Web-based interface for business travelers and/or their travel arrangers to book policy-compliant air, car, and hotel reservations and manage their travel preferences. We host the RESX Online Booking and RESX Profiler application for our clients and their customers and provide access to these applications via the Internet. We sell our RESX tools to our corporate clients primarily through our distributor program that supports corporate travel agencies. RESX clients and distributors include Adelman Travel Group, Carlson Travel Group, Inc., Intel Corporation, Navigant International, and WorldTravel BTI.

The SELEX suite is a collection of agent technology, which includes a reservation technology platform, SELEX Agent Desktop, allowing travel agents and customer care representatives to make travel reservations, process service requests, and manage customer profiles in a real-time customer service environment. SELEX Agent Desktop offers access to multiple travel inventory sources through a user-friendly, Web-based interface, reducing agent training time and required knowledge of the different underlying reservation systems. Through the SELEX Agent Desktop, agents have access to reservation and customer relationship management functions such as traveler profile and behavior data, corporate travel policy, and inter-office communication tools. The SELEX platform also includes software functionality for exception processing and agent workflow management and tracking. We host the SELEX applications and provide access to them via the Internet. SELEX tools are in use by large travel agencies and suppliers and their designated customer care providers. SELEX clients include American Airlines, Inc., American Express, Expedia, Opodo Limited, and WorldTravel BTI.

The CORREX automated processing suite encompasses a transaction processing platform enabling efficient, automated quality control, file finishing, and electronic ticketing of travel reservations. CORREX tools process transactions for leisure and corporate travel, whether reservations are booked online and offline. The automated quality control suite includes software functionality for low fare searches, seat assignments, upgrades, and alternate route and carrier searches. CORREX Auto-Ticketing includes software functionality for e-ticket issuance, as well as email notifications and communications and pre-trip management information reporting. The CORREX application is in use at the top three U.S. travel agencies as ranked by Travel Weekly in its most recent industry summary (as of 2004). CORREX clients include American Express, Boeing, Carlson Wagonlit Travel Inc., Expedia, and WorldTravel BTI.

Our TRANXACT suite is a transaction processing platform providing transaction settlement, exception handling, document distribution, and back office accounting technologies and services. TRANXACT manages transaction processing and fulfillment activities for travel agencies, airlines and non-air suppliers. TRANXACT tools handle multiple activities for our clients including exchanges, refunds, waivers and split payments, commission management, fare loading, document distribution, debit memo processing, back office hosting, and settlement, and client reporting. We host the TRANXACT applications and operate them in our own facilities on behalf of our clients. TRANXACT clients include American Airlines, American Express, Expedia, lastminute.com plc, and Opodo Limited.

DATATRAX is a data integration platform enabling the aggregation, enhancement, extraction, and reporting of transaction data. DATATRAX consolidates data records from a variety of sources, including credit card issuers, credit card networks, back office travel systems, hotel suppliers, airlines, and GDSs, and normalizes the records into a common structure in a single data repository. DATATRAX also enables enhancement of data records with more detailed transaction data from other sources, increasing the value and utility of the data to our clients. We host the DATATRAX application, warehouse multi-terabytes of client data, deliver information electronically back to clients in any format, and provide Web-based access to our hosted reporting and analysis tool. DATATRAX clients include British Airways PLC, Citibank, Ford Motor Company, Lockheed Martin Corporation, and UBS AG.

In concert with our technology applications, we currently offer customer care services to travel companies that also use our CORREX and TRANXACT transaction processing technologies. Our customer care agents provide customer service to travelers on behalf of our clients through both telephone and email communications. These agents support a complete range of travel-related functions for both leisure and corporate reservations, including post-ticketing customer support, flight information and support, loyalty and frequent traveler program support, and cross-sell and up-sell activities. We made a strategic decision to gradually transition away from our customer care operations, and on a selective basis, we will continue to provide these services to clients as part of our offering. We do not anticipate any material impact on our CORREX or TRANXACT business in connection with this decision. We will work closely with selected partner to offer end-to-end travel solutions including our transaction processing and data integration services along with customer care.

Our Competitive Strengths

We believe that the following competitive strengths have enabled us to become a leading independent provider of transaction processing and data integration services for the travel industry and will continue to enhance our leadership position and contribute to our growth in the future:

•	Expertise in automation and process reengineering. Our ability to automate and reengineer complicated travel and travel-related processes is a core competency. We have multiple, dedicated teams developing products and services that meet the evolving needs of our clients. Since 1990, we have continually reengineered our processes and related automation to provide technologically advanced solutions to meet the complex needs of our clients.

•	Leading market position in global travel market. In 2005, we processed 81.4 million travel processing transactions and over 130.0 million data transactions for our clients. We service travel agencies with locations on six continents. In the U.S., we have contracts with five of the top six travel agencies (traditional and online) based on 2004 gross sales as ranked by Travel Weekly. In Europe, we have contracts with the top four online travel agencies based on 2004 gross bookings as ranked by PhoCusWright. We believe our transaction volumes give us a cost advantage and help us deliver cost savings to our clients. As we continue to grow, we expect to realize additional cost savings and expertise, making us the partner of choice for an increasing number of companies. We also believe that our experience and reputation serving the global travel market enhances our ability to penetrate other travel-related industries.

•

Established long-term partnerships. We have long-standing collaborative relationships with many travel industry leaders. Areas of collaboration include technology, operations, and any other areas that are integral to our clients’ use of our products and services. By partnering with our clients, we are better able to understand their existing needs and can tailor our product development to better anticipate future demands. We believe this approach improves the value proposition of our products and services to these clients. Many of our largest clients have a history of contract renewals and business expansion with us. In 2005, we achieved multi-year contract extensions with American Express and Citibank, two large long-term clients. Many of our clients also commit to long-term contracts with us. For example, we have serviced and expanded our relationship with our largest client, Expedia, since 1996, and our current contract continues through 2010. We believe this is a testimony to our ability to forge strong, lasting relationships with clients to create joint long-term value.

•	Core travel processing infrastructure. We offer multiple products and services that allow us to address specific client needs across the complete travel transaction lifecycle. We believe that automating the travel transaction process is difficult without substantial scale, access to the processes and technology throughout the travel transaction lifecycle, relationships with industry participants, and the travel reengineering expertise that we possess. Furthermore, we update and refine our products and services on a regular basis, using client and market feedback to develop new improvements. Our ability to offer a flexible end-to-end solution allows us to provide additional products and services to our existing clients on an individual basis or as part of an integrated solution.

•	Independent, objective, and unbiased technology provider. We provide an objective and unbiased means to access travel inventory and integrate global data. Our products and services provide quality control, ticketing, exception management, and reporting, whether a booking is generated from a GDS, a supplier, or an alternative travel source. We believe that shifting travel industry dynamics, in particular GDS ownership or affiliation with online travel agencies and booking engines, have made our clients reluctant to adopt non-independent third-party processing solutions. We believe that independent non-GDS owned booking engines, such as RESX, have increased their market share over the last several years. Additionally, our independence has allowed us to develop a service offering combining the data associated with corporate credit card transactions from multiple processors, with travel data, such as hotel folio data and travel agency back office data, in order to deliver a comprehensive report to the issuer. We believe our independence provides clients with confidential and unbiased processing capabilities.

Our Growth Strategy

We aim to capitalize on the broad industry trends, both in the U.S. and abroad, that affect our global travel and travel-related business, as well as act on our own insights to strengthen our global market position, through the following strategies:

•	Capitalize on the migration to online travel. We believe that there are significant opportunities to increase the number of transactions and our market share in the online travel agency channel. Our relationships with global online agency market leaders, such as Expedia in the U.S. and Opodo in Europe, coupled with our corporate booking technologies, have positioned us to take advantage of the continued migration of booking to the online channel.

•	Grow revenues from traditional travel agencies. A number of large agencies operate on a decentralized basis using legacy systems that require substantial manual labor. We believe that these companies will increasingly recognize that their decentralized legacy structures put them at a cost disadvantage, and that greater process efficiencies and technology will improve both service levels and margins.

•	Continue to enhance our technology offerings. We are focused on the early recognition of marketplace changes as well as the process reengineering and automation of travel distribution to design products and services that meet the discrete needs of our client base. We offer these products and services as extensions to our existing product suite and cross-sell them to our clients. We intend to continue to enhance and extend our offerings to allow our clients access to evolving travel technologies.

•	Expand use of our data integration capabilities. Our data integration capabilities provide a significant expansion opportunity for us. We believe both purchasers and sellers of travel and travel-related products and services are searching for options to consolidate and enhance disparate data in order to make better business decisions. We intend to selectively offer our products and services to those companies globally that would benefit from our independence and our expertise in travel combined with our data integration capabilities.

•	Pursue strategic relationships and acquisition opportunities. We intend to pursue strategic relationships with leaders in travel and travel-related industries both in the U.S. and abroad. We believe relationships with the leaders will increase the number of users who interact with our platform and will lead to increased adoption rates of our products and services. Also, we will selectively consider acquisitions of, and investments in, companies that offer complementary products, services, and technologies that further enhance our business or broaden the scope of our product offerings.

Clients and Partners

During 2005, more than 150 financial institutions, travel agencies, and companies used our products and services. In 2005, we handled 81.4 million travel processing transactions, up from 9.3 million in 1999, representing a compound annual growth rate of more than 43% during this time period. Our primary clients and prospects are large online and offline travel agency distributors with an annual gross sales volume of at least $100 million, of which there were more than 40 in the U.S. in 2004, according to Travel Weekly. Our top five client contracts accounted for approximately 74% of our total revenues in 2005.

The following alphabetical client list represents our largest clients, each of which generated at least $250,000 of our revenue for the year ended December 31, 2005.

American Airlines, Inc.	Expedia, Inc. and its affiliates (1)
American Express Travel Related Services	Hogg Robinson
The Boeing Company	Intel Corporation
British Airways plc	lastminute.com plc
Carlson Wagonlit Travel, Inc.	Navigant International, Inc.
Citibank, N.A.	Opodo Limited
ebookers plc	WorldTravel BTI and affiliates

(1)	Includes expedia.com, expedia.co.uk, expedia.de, expedia.ca, Expedia Corporate Travel, and Hotwire, Inc. Expedia, Inc. and its affiliates accounted for approximately 51% of our revenue in 2005, including Expedia.com and Expedia.co.uk, which represented approximately 35% and 10%, respectively, of our revenue in 2005.

Our clients include the global market leaders in each segment that we serve. We consider our client relationships to be a key strength. We have a history of client renewals, and a history of signing long-term contracts with our clients. We believe this is a testimony to our ability to forge strong, lasting relationships with clients to create joint long-term value. Four examples of our deep and long-standing client relationships are below.

•	American Airlines: American Airlines is the largest airline in the world. Our relationship began in December 2002, and our current contract is effective through June 2008. We provide transaction processing services to American Airlines through TRANXACT, primarily focused on exception handling and document distribution.

•

American Express: American Express is the world’s largest travel management company, based on the latest annual figures provided by Travel Weekly (2004). We began our relationship with American Express in July 2000 with a five-year agreement to provide transaction processing through CORREX, subsequently amended to extend through 2010. During the past five years, we have continuously expanded our relationship. Today, in addition to CORREX, we provide American Express with our RESX online booking solution, DATATRAX data integration and reporting, TRANXACT ticket processing and SELEX workflow management.

•	Citibank: In 1998, we established a relationship with Citibank, a subsidiary of Citigroup, to provide global travel agency data consolidation. In 2002, we engaged in a pilot project to consolidate corporate purchasing card and travel data on behalf of Citibank Commercial Cards. Citibank Commercial Cards supports many of the largest corporations in the world, typically those with net revenues in excess of $1 billion. Following the successful pilot project, we entered into a three-year agreement in January 2003 to provide DATATRAX global transaction and credit card data consolidation and expanded the scope of the relationship to include online business intelligence and reporting technology to Citibank customers on a private-label basis. That agreement was extended through January 2009 and our data integration relationship with Citibank has expanded from approximately 12.6 million transactions in 2002 to more than 73.0 million transactions in 2005.

•	Expedia, Inc.: Expedia Inc, is the world’s largest online travel agency as ranked by PhoCusWright. We first launched a new service to support Expedia.com when the company launched its travel service in 1996 and we have been a key strategic partner to Expedia ever since. Our current contract runs through 2010. In addition to transaction processing provided through CORREX and TRANXACT, we also provide technology tools through SELEX used by agents in all Expedia owned and contracted customer support centers. We support Expedia’s businesses in the U.S., Canada, Germany, Italy and the United Kingdom.

Sales and Client Services

We market and sell our services through our Sales and Client Services organization, which consists of sales and business development, client services, and marketing support.

Sales and Business Development

Our sales and business development organization is responsible for new revenue generation, and our client services group is responsible for the maintenance and growth of our existing client relationships. In the travel industry, we market and sell our suite of services to large and medium sized travel agencies. For our corporate booking product, RESX and RESX Profiler, we use large corporate travel agencies as distributors or resellers to reach corporate customers. The distributors aggregate transaction volume in the market by deploying our products and services for large numbers of consumers or corporations. For the rest of our product suite we engage in targeted direct selling to large travel agencies, travel distributors, suppliers, and corporations.

Client Services

We support our major client relationships with dedicated client services staff. Client services staff manage day to day aspects of service delivery in coordination with our operations team. Client services staff monitor and analyze the quality of our service delivery vs. pre-defined service level targets. They report back to our clients on our performance relative to those service level targets. Associates are responsible for assuring client satisfaction and expanding existing relationships. Client services and sales work closely together to identify opportunities to improve service offerings and expand existing business relationships.

Marketing Support

We perform targeted marketing activities in the business segments that we serve to enhance awareness of our brand, products and services, support distributors’ reselling efforts, and generate leads with new prospects and alliance partners. Our marketing activities are designed to educate clients, their customers, and potential clients about the benefits of our services in the rapidly changing travel industry. Marketing activities include trade shows, seminars and conferences, speaking engagements, public relations, development of relationships with recognized industry analysts, and our website.

Solutions Management and Technology Development

Our Solutions Management group supports the growth of our offerings by defining, enhancing, and advancing our technology-based products and services. We assign a lead solution manager to each of our products and services. These managers interface with our internal operations, our clients, market and industry leaders, and target clients to determine development and service priorities for our offerings. Our technology development teams encompass onshore and offshore resources that allow us to provide a continuous development environment.

Information Technology

Supported Technologies

Our infrastructure consists of a number of hosted technology platforms, including web servers, interfaces to various third-party vendors, and databases. Using this open architecture system, we connect to several third-party systems in a variety of ways, using multiple applications and technologies. We are able to effectively manage differing systems by using a dynamic library that eliminates the need for development staff to know supplier-specific formatting. In addition, we maintain a rules repository containing all business logic for our transaction processing rules engine; a workforce automation and monitoring application; a fares, commissions, and penalties database; and a library of data filters to support our data processing model.

Data Center

We use a combination of internal and third-party data center facilities for hosting our critical business applications. The physical infrastructure of our facilities includes the following technical capabilities: continuously available power through redundant universal power supply systems and diesel generators, consistent environmental controls through redundant heating, ventilation, and air conditioning systems, raised floors and early warning fire detection systems, closed-circuit television cameras recording all data center activity, and multiple security checkpoints to limit access to our data centers.

Our disaster recovery plans are product and client specific, providing detailed processes for an incident response team to quickly assess the systems and operations after an event and begin the recovery process. Each of our five hosted products and services has a customized plan that provides for the needs of the incident response team, from initial escalation procedures to system restoration and client communication.

Security and Data Privacy

We maintain an information security team that is responsible for implementing and maintaining controls to limit the potential for unauthorized users entering our network. These controls include the implementation of information security policies and procedures, security monitoring software, encryption policies, access policies, password policies, physical access limitations, and detection and monitoring of fraud from internal staff. We use a combination of off-the-shelf and proprietary authentication technology to ensure that the integrity of our data is not compromised. Internal audits are conducted semi-annually. External audits are conducted at our client’s request, or by potential clients prior to contract negotiations.

Competition

We have different competitors in each category of services that we offer. The market for transaction processing for the travel industry is new and continues to evolve as more agencies and suppliers look to outsource these data-intensive and costly processes. Currently, the marketplace for transaction processing services for the travel industry is comprised primarily of in-house solutions and operations residing mostly on legacy systems at travel agencies. All of the GDSs provide their own booking solution.

Our competition comes from, or is anticipated to come from, the following sources:

•	in-house operations of prospective or existing clients;

•	traditional travel service providers including travel agencies;

•	operators of reservation systems;

•	information technology service firms building customized solutions;

•	teleservice companies introducing online customer support capabilities; and

•	enterprise software companies adding travel management functionality to their products.

The data integration services we offer are substantially tied to travel and travel-related processes. We compete against many of the traditional providers in this category. Companies offering such services include Ascential Software Corporation, which was acquired by International Business Machines Corporation, Informatica Corporation, and SAS Institute Inc. As the market for both data processing and data integration grows, we believe a number of companies will increase their efforts to develop products and services that will compete with ours. It is also possible that new competitors or alliances among our competitors and potential clients may emerge and rapidly acquire significant market share.

Intellectual Property

We are constantly developing new technology and enhancing existing proprietary technology. We have no issued patents, although we filed a provisional patent application on March 29, 2005 for one of our technologies. We primarily rely on a combination of copyrights, trade secrets, confidential procedures and contractual provisions to protect our technology. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of our proprietary technology. Any misappropriation of our intellectual property could have a material adverse effect on our competitive position.

Government Regulation

The laws and regulations applicable to the travel industry affect us and our clients. We must comply with laws and regulations relating to the sale and fulfillment of travel services. In addition, many of our clients and reservation systems providers are heavily regulated by the U.S. and other governments. Our services are indirectly affected by regulatory and legal uncertainties affecting the businesses of our clients and reservation systems providers.

We are subject to federal regulations prohibiting unfair and deceptive practices. In addition, federal regulations concerning the display and presentation of information currently applicable to airline booking services, as well as other laws and regulations aimed at protecting customers accessing online or other travel services, could be extended to us in the future. In certain states, we are required to register as a seller of travel, comply with certain disclosure requirements and participate in the state’s restitution fund.

We must also comply with laws and regulations applicable to online commerce and businesses in general. Currently, few laws and regulations directly apply to the Internet and commercial online services. Moreover, there is currently great uncertainty about whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. It is possible that laws and regulations may be adopted to address these and other issues. New laws or different applications of existing laws would likely impose additional burdens on companies conducting business online and may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for our products and services or increase our cost of operations.

In addition, in the aftermath of the terrorist attacks of September 11, 2001, government agencies have been contemplating or developing initiatives to enhance national and aviation security, including the Transportation Security Administration’s Computer-Assisted Passenger Prescreening System, known as CAPPS II and its successors. These initiatives may result in conflicting legal requirements with respect to data handling. As privacy and data protection becomes a more sensitive issue, we may also incur legal defense costs and become exposed to potential liabilities as a result of differing views on the privacy of travel data. Travel businesses have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information. It is expected that our business will continue to be affected by privacy and data protection legislation.

We may be affected by regulations concerning issues such as exports of technology, telecommunications and electronic commerce. Our business may be affected if regulations are adopted in these areas. Any such regulations may vary among jurisdictions. We believe that we are capable of addressing these regulatory issues as they arise.

In addition, we are subject to a broad range of federal, foreign, state, and local laws and regulations relating to the pollution and protection of the environment, health and safety, and labor. Based on continuing internal review and advice from independent consultants, we believe that we are currently in substantial compliance with applicable environmental requirements and health and safety and labor laws. We do not currently anticipate any material adverse effect on our operations, financial condition, or competitive position as a result of our efforts to comply with environmental requirements.

Congress, the U.S. Department of Transportation, and other governmental agencies have under consideration and may consider and adopt new laws, regulations, and policies regarding a variety of matters that could affect our business or operations. We cannot predict what other matters might be considered in the future by Congress, the U.S. Department of Transportation or such other agencies, nor what the impact of this regulation might be on our business.

Numerous jurisdictions globally have privacy and data protection legislation, including the E.U. through its Data Protection Directive (and implementing statutes of this Directive in the E.U. Member States). This legislation is intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. Enforcement takes place under the force of national legislation of the E.U. Member States.

Employees

As of December 31, 2005, we had 1,333 employees, of which 842 were located in North America and 491 in Europe. None of our employees are represented by a labor union, although our German operations are subject to German laws requiring, among other requirements, a Works Counsel. We have never experienced a work stoppage and believe our relationship with our employees is good.

Through a relationship with Siemens Shared Services, LLC, our operations in India consist of an additional 167 persons, employed by Siemens but directed by us.

Website Access to U.S. Securities and Exchange Commission Reports

Our Internet address is http://www.trx.com. Through our website, we make available, free of charge, access to all reports filed with the U.S. Securities and Exchange Commission including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, as well as other information contained in or incorporated by reference in this Annual Report on Form 10-K. If any of the possible adverse events described below actually occur, our business, results of operations, or financial condition would likely suffer and the market price of our common stock could decline.

Risks Related to Our Business

A substantial portion of our revenue is generated by our key clients; the loss of any of these clients would significantly reduce our revenues and our results of operations and financial condition could deteriorate due to lower revenue.

Our top five client contracts accounted for approximately 74% of our total revenues in 2005. Entities affiliated with Expedia, Inc. accounted for approximately 51% of our revenue in 2005, including Expedia.com and Expedia.co.uk, which represented 35% and 10%, respectively, of our revenue in 2005. Our clients can generally terminate their agreements with us if we do not meet specified performance or other criteria. Some clients, including Expedia.com, can terminate these agreements without cause upon notice and payment of specified fees. If agreements with these or other key clients are terminated, or if we are unable to negotiate favorable renewal terms, our revenues and operating results would be significantly diminished.

Additionally, many of our large clients prepay us for our services. Consequently, if we were to lose one or more of such prepayment arrangements, our liquidity and working capital would be affected, which could harm our ability to grow.

We experience volatility in the volume of transactions we service; such volatility may negatively impact our ability to provide consistent services and strain our operational capabilities.

We have experienced and expect to continue to experience significant levels of volatility in the volume of travel transactions we service. This volatility is attributable to a number of factors, including travel industry conditions and promotional programs by our clients. Significant or unanticipated increases in transaction volume have strained and may continue to strain our operational capabilities, leading to higher costs and lower quality of service. In addition, we may experience significantly lower transaction volume than expected, which would lead to decreased revenues and underutilization of our resources. Our failure to address unanticipated transaction volume may decrease our profitability and harm our relationships with our clients.

We also experience volatility in the number and scope of project requests for the customization of our products and services. There can be no assurance that we will be able to accurately forecast volatility related to project requests and that we will be able to meet all client project delivery mandates in a manner satisfactory to our clients.

We also have experienced and expect to continue to experience seasonal fluctuations in our business. Business and consumer travel bookings typically decline during the fourth quarter of each calendar year. This seasonality will cause quarterly fluctuations in our operating results.

Failures of our software, hardware, and other systems could increase our operating costs, subject us to monetary damages, undermine our clients’ confidence in our reliability, and cause us to lose clients or prevent us from gaining new clients.

Delivering our services requires the successful integration and operation of a network of software, computer hardware, and telecommunications equipment. A failure of any element in this network could partially or completely disrupt our activities, which could materially adversely affect our business, financial condition or results of operations by causing us to lose clients, prevent us from gaining new clients, or result in our owing monetary damages. Third parties provide some of these elements and, accordingly, they are not within our control. In addition, this network is vulnerable to interruption from power failures, telecommunications outages, natural disasters, computer viruses, physical or electronic break-ins, and other network service outages and disruptions. The loss of one or more of our facilities or failures of our software, hardware, and other systems could result in delays, service interruptions, service errors or loss of critical data and therefore, significantly undermine our clients’ confidence in our reliability and diminish the TRX brand name. We cannot guarantee that our back-up systems or disaster recovery plans will adequately protect against such failures. These failures or other interruptions may be costly to remedy as our business interruption or other insurance may not protect us fully against any losses that may result.

Interruptions in our ability to access third-party computer systems could impair the quality of our service.

We and our clients rely on third-party computer systems, including the computerized reservation systems serving the airline industry, to make and complete travel reservations. We also rely on the compatibility of our proprietary software with these computer systems. Interruptions in our ability to access these systems or the failure of our software to interact with these systems would significantly harm our business and operating results by causing us to lose clients, preventing us from gaining new clients, or resulting in our owing monetary damages.

Failure to meet our clients’ performance expectations and to provide their customers with high quality customer service could cause us to lose clients or prevent us from gaining new clients.

Our clients expect us to maintain high levels of service quality for their businesses. In many cases, specific performance criteria such as service levels, average response time, and timely processing are included in our contracts with clients. Any failure by us to meet specified or otherwise expected performance criteria or to provide the level of service required by our clients could lead to financial penalties, the deterioration of our relationships with our clients, and a loss of credibility in the marketplace. Dissatisfied clients may choose to terminate or not renew their contracts with us or seek services from other sources. This could reduce our revenues and harm our operating results, as well as make it more difficult to attract new clients.

Our strategy of sales through distributors may not be successful.

We currently sell our products and services primarily through a network of distributors, such as American Express Travel Related Services Company, Inc., Expedia, Inc., Navigant International, Inc., and WorldTravel BTI. In many cases we must rely on the efforts of our partners to sell and implement our products and services. Expected growth may not materialize as quickly as we are anticipating or at all, or distributors may decide to discontinue this relationship with us. Additionally, poor performance by our partners could cause harm to our reputation with the end user corporations and travelers.

Our sales and implementation cycle is lengthy and variable and depends upon factors outside our control and could cause us to expend significant time and resources prior to earning associated revenues.

The typical sales cycle for our services is lengthy and unpredictable, requires pre-purchase evaluation by a significant number of employees in our clients’ organizations, and involves a significant operational decision by our clients. Moreover, a purchase decision by a potential client typically requires the approval of several senior decision makers. Our sales cycle for our larger clients is generally between six and eighteen months. Additionally, the implementation and testing of our services can take up to one year, and unexpected implementation delays and difficulties can occur. This lengthy and variable sales and implementation cycle may have a negative impact on the timing of our revenues, causing our revenues and operating results to vary significantly from period to period.

We have a history of net losses, and we cannot assure you that we will achieve or sustain profitability.

We incurred net losses of $6.7 million and $11.2 million for the years ended December 31, 2005 and 2004, respectively. We have recently incurred, or expect to incur, restructuring charges relating to the closure of some of our customer care facilities, including those in Europe and Orangeburg, South Carolina. Such charges will adversely affect our future operating results and may result in, or contribute to, operating losses in future periods. As of December 31, 2005, we had an accumulated deficit of $55.8 million. We cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis. Our results of operations will be harmed if our revenues do not increase or are insufficient for us to achieve or sustain profitability.

Failure to manage our growth, or to recruit or retain qualified employees, could reduce our revenues or net income.

Rapid expansion strains our infrastructure, management, internal controls and financial systems. We may not be able to effectively manage our present growth or any future expansion. New clients and the expansion of services from existing clients may cause rapid increases to our transaction volumes. Rapid increases in transaction volumes can inhibit our ability to train and integrate our new employees. Inadequate training and integration of our employees may result in inefficiencies in our workforce and may reduce our revenues or net income.

We are also heavily dependent on our employees to provide the high level of service our clients expect. If we cannot recruit and retain enough qualified and skilled employees, the growth of our business may be limited. Our ability to provide services to clients and grow our business depends, in part, on our ability to attract and retain qualified employees. If our employee turnover rate increases significantly, our recruiting and training costs could rise, and our operating efficiency and productivity could decline. We may not be able to recruit or retain the caliber of employees required to carry out essential functions at the pace necessary to sustain or grow our business.

If we are not successful in adapting to changes in technology made by the major GDSs or integrating our systems with those of alternative GDS providers that have recently emerged, we may lose clients and market share.

Most of our transaction processing originates from traditional GDSs and, in general, our current solutions are tightly integrated with the four major GDS providers. Unforeseen changes in technologies, standards or procedures at any of the GDS providers could make it difficult for us to integrate our systems. Also, recent travel industry deregulation has resulted in the emergence of alternative GDS providers. Moreover, significant volumes of travel transactions from our clients may migrate to the alternative GDS providers over time. We are currently in the process of integrating our solutions into some of the alternative GDS providers. However, there is no guarantee that our integration efforts will be successful, nor is it certain that we are focusing our integration efforts on the right partners. If we are not successful in integrating our systems with those alternative GDS providers, we may lose clients and market share.

Our ability to increase our revenues will depend upon introducing new products and services, and if the marketplace does not accept these new products and services, our revenues may not increase or may decline.

To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that satisfy increasingly sophisticated client requirements and achieve market acceptance. Products and services that we plan to market in the future are in various stages of development. Significant human and capital investment is often made to develop and launch new products and services and to discontinue old products and services. We cannot assure you that the marketplace will accept our new products and services. If our current or potential clients are not willing to switch to or adopt our new products and services, our ability to increase revenues will be significantly impaired.

We may seek to diversify our revenue streams by serving many different industry segments. If we are not successful in serving industry segments other than the travel and travel-related industries we currently serve, we may not be successful in capturing these potential revenue streams or recapturing expenditures pursuing these diversified revenue streams.

We may seek to adapt our products and services to industries other than the travel and travel-related industries on which we are currently dependent. Our ability to increase our revenues will depend on how effectively we are able to modify and enhance our software, technology and networks in the future to address the various needs of different industry segments. If we are unable to accurately anticipate the needs of industry segments other than the travel and travel-related industries we currently serve, if costs associated with serving additional industries are higher than expected, or if we are not successful in marketing our solutions to new industries, we may be unable to profitably grow our revenues.

If we fail to keep up with rapidly changing technologies, our products and services could become less competitive or obsolete.

In our business, technology changes rapidly, and there are continuous improvements and changes in computer hardware, software applications, network operating systems, programming tools, programming languages, operating systems, database technology, and communication protocols. Advances in technology may result in changing client preferences for products and services and delivery formats. If we fail to enhance our current products and develop new products in response to changes in technology, industry standards, or client preferences, our products and services could rapidly become less competitive or obsolete.

We face significant competition in the markets we serve.

We have different competitors in each category of services that we offer. The market for transaction processing for the travel industry is new and continues to evolve as more agencies and suppliers look to outsource these processes. Currently, the marketplace for transaction processing services for the travel industry is comprised primarily of in-house solutions and operations residing mostly on legacy systems at travel agencies. All of the GDSs provide their own booking solutions. Our competition comes from, or is anticipated to come from, the following sources:

•	in-house operations of prospective or existing clients;

•	traditional travel service providers including travel agencies;

•	operators of reservation systems;

•	information technology service firms building customized solutions;

•	teleservice companies introducing online customer support capabilities;

•	enterprise software companies adding travel management functionality to their products; and

•	other outsourced providers, including providers of customer care products and services.

Innovations in technology have increased the ability of travel suppliers to distribute their travel products and services directly to businesses and consumers. As travel suppliers focus increasingly on direct distribution, new travel processing services competitors may emerge that offer greater flexibility, accuracy, reliability, speed of service, or price. In addition, as travel agencies, travel specific websites and corporate travel management companies expand their size and financial resources through consolidation, they may combine existing businesses or create new businesses that compete directly with us. Additionally, increased consolidation means that we have fewer new client prospects or could cause us to lose clients.

The data integration services we offer are substantially tied to travel and travel-related processes. We compete against many of the traditional providers in this category. Companies offering such services include Ascential Software Corporation, which is being acquired by International Business Machines Corporation, Informatica Corporation, and SAS Institute Inc.

As the market for both data processing and data integration grows, we believe a number of companies will increase their efforts to develop products and services that will compete with ours. It is also possible that new competitors or alliances among our competitors and potential clients may emerge and rapidly acquire significant market share. Moreover, our current and future competitors may have significantly greater financial, marketing and other resources than we have. If we are unable to effectively respond to market and competitive pressures, we may lose clients and market share, which could decrease our revenues or margins.

We could be required to pay damages due to errors, such as errors made in ticketing or fare loading processes.

We depend in part on manual programming, input of travel policies and restrictions, loading of fares, and other data used in connection with the delivery of our products and services to our clients. Human errors, miscommunication and other factors could lead to errors made in ticketing, fare loading or other processes that result in tickets being issued at incorrect prices or agency commissions being miscalculated. Such errors on our part have led to, and could lead to, claims against us and payments by us for damages.

Our international operations subject us to additional business risks that may reduce our profitability or revenues.

A significant part of our business is conducted outside of the U.S. During the fiscal year ended December 31, 2005, we received approximately 26% of our revenue from Europe-based clients. We incur costs in the United Kingdom, Germany and India. We plan to continue to pursue opportunities abroad. For example, we purchased the remaining interests in our European joint ventures in January 2004 to better serve our clients globally. As a result, our future operating results could be negatively affected by a variety of factors, many of which are beyond our control. The risks and potential costs of our international operations include:

•	political and economic instability;

•	changes in regulatory requirements and policy and the adoption of laws detrimental to our operations, such as legislation relating to trade protection, and restrictions on pricing and privacy;

•	negative impact of currency exchange rate fluctuations;

•	potentially adverse tax consequences;

•	increased restrictions on the repatriation of funds;

•	general economic conditions in international markets;

•	labor laws and restrictions;

•	staffing key management positions;

•	cultural differences;

•	negative impact of wage rate increases and other costs subject to inflation;

•	nationalization; and

•	foreign tax and other laws.

These risks may adversely affect our ability to conduct and grow business internationally, which could cause us to increase expenditures and costs, decrease our revenue growth or both.

Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies could increase our operating expenses and decrease our operating margins.

A portion of our costs and revenues are denominated in non-U.S. currencies, such as the euro, British pound sterling, Swiss franc and Indian rupee. We also have debt denominated in the British pound sterling and the Swiss franc. As a result, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect our operating expenses and operating margins and could result in exchange losses. As it is not cost effective, we currently do not hedge our exposure to currency fluctuation risks. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

A significant portion of our assets consists of goodwill, and any changes in strategy or market or other conditions or the continuation of net losses could result in an impairment of our goodwill, which would lead to a decrease in our assets and reduction in our net income or increase in our net losses.

Approximately 28% of our assets consisted of goodwill as of December 31, 2005. We test our goodwill for impairment annually on September 30, or whenever events or changes in circumstances indicate an impairment may have occurred, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” If a test of our goodwill for impairment indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. Should changes in our business strategy occur, should market or other conditions adversely affect our business, should changes in laws or regulations adversely affect our business, or should our net losses continue, we may be forced to record an impairment charge, which would lead to a decrease in our assets and reduction in our net income or increase in our net losses.

If we are not able to adequately protect our intellectual property rights, our competitors may be able to duplicate our services.

We rely in part upon our proprietary technology to conduct our business. Our failure to adequately protect our intellectual property rights could harm our business by making it easier for our competitors to duplicate our services. We currently have no issued patents but have filed a provisional patent application. We primarily rely on a combination of copyrights, trade secrets, confidential procedures and contractual provisions to protect our technology. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use portions of our proprietary technology. We have also obtained trademark registrations for some of our brand names, and our marketing materials are copyright protected, but these protections may not be adequate.

We cannot be certain that third parties will not infringe or misappropriate our proprietary rights or that third parties will not independently develop similar proprietary information. Any infringement, misappropriation or independent development could harm our future financial results. In addition, effective protection of intellectual property rights may not be available in every country where we provide services. We may, at times, have to incur significant legal costs and spend time defending our intellectual property rights. Any defensive efforts, whether successful or not, would divert both time and resources from the operation and growth of our business.

There is also significant uncertainty regarding the applicability to the Internet of existing laws regarding matters such as property ownership, copyrights and other intellectual property rights. Legislatures adopted the vast majority of these laws prior to the advent of the Internet, and as a result, these laws do not contemplate or address the unique issues of the Internet and related technologies. We cannot be sure what laws and regulations may ultimately affect our business or intellectual property rights.

Others may assert that our technology infringes their intellectual property rights.

We may be subject to infringement claims in the future. The defense of any claims of infringement made against us by third parties could involve significant legal costs and require our management to divert time from our business operations. If we are unsuccessful in defending any claims of infringement, we may be forced to obtain licenses or to pay royalties to continue to use our technology. We may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If we fail to obtain necessary licenses or other rights, or if these licenses are too costly, our operating results may suffer either from reductions in revenues through our inability to serve clients or from increases in costs to license third-party technology.

If any breaches or compromises to the security systems of our databases occur, including theft of our customers’ personal information, our reputation could suffer, our customers may not be willing to use our products and services, and we may have difficulty attracting new customers.

If the security systems of our databases are breached or compromised in any way, our business and operations could be harmed. Our collection and processing of travel transactions through our RESX, SELEX, TRANXACT, and CORREX products, and enhancement of data through our DATATRAX product, require us to receive and store personally identifiable data, such as names and addresses, credit card information and transaction history records. Any breaches of the security systems of our databases could result in the theft of personal confidential information of our customers or other modification of our records. We have had incidents of security breaches by former employees which led to the theft of confidential information. If any breaches or compromises to the security systems of our databases were to occur, customers may be deterred from using our products and services, our reputation may be harmed, we may be exposed to liability, and we may incur increased costs relating to any liability.

The terms of our senior secured revolving credit facility may limit our ability to grow.

Our senior secured revolving credit facility may restrict our ability to take specific actions, even if such actions may be in our best interest. These restrictions limit our ability to, among other things, make advances to our European operations, make acquisitions, make capital expenditures, incur additional debt and pay dividends. Under the facility, we are subject to maintenance of a maximum consolidated senior leverage ratio (as defined in the facility) of 1 to 1. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in our being required to repay any borrowings, of which we have none as of December 31, 2005, before their due date. In addition, these covenants and restrictions may limit our future growth opportunities.

We may be unsuccessful in pursuing and integrating business combinations and strategic alliances, which could result in increased expenditures or cause us to fail to achieve anticipated cost savings or revenue growth.

We regularly evaluate potential business combinations and growth opportunities and may pursue acquisitions of other companies or technologies in the future in order to maintain and grow revenues and increase our market position. We may not be successful in identifying suitable acquisition candidates or may not be able to obtain financing on acceptable terms for such business combinations or strategic alliances. Even if we are able to complete these types of business transactions, we may face additional risks, including:

•	difficulties in integrating or assimilating acquired operations, technology and personnel;

•	diversion of management’s attention from other business concerns and market developments;

•	loss of key management and technical personnel from acquired businesses;

•	impairment of relationships with existing clients, employees and business partners; and

•	expenses associated with amortization of acquired intangible assets and other expenses associated with a change in control.

If we are unable to successfully pursue and integrate business combinations and strategic alliances, our financial condition and results of operations may be materially adversely affected due to the increased expenditures or our failure to achieve anticipated cost savings or revenue growth.

Risks Related to Our Industry

We are currently dependent on the travel industry, and declines or disruptions in the travel industry could reduce our revenues.

We rely in large part on the health and growth of the travel industry. Travel is highly sensitive to business and personal discretionary spending levels and tends to decline during general economic downturns. In addition, other adverse trends or events that tend to reduce travel are likely to reduce our revenues. These may include:

•	price escalation in the airline industry or other travel-related industries due to increased fuel costs or other factors;

•	financial instability of clients;

•	occurrence of travel-related accidents and concerns about passenger convenience and safety;

•	airline or other travel-related strikes;

•	advances in business technology and communication, such as videoconferencing and online teleconferencing;

•	a slowdown in the growth of the adoption of online travel;

•	political instability, regional hostilities, terrorism, natural disasters and governmental terror warnings;

•	health-related fears; and

•	bad weather.

In addition, our clients may seek reduced prices for our services in response to changing fare and commission structures and other travel industry conditions.

Acts of terrorism and war could have an adverse effect on the travel industry, which in turn could adversely affect our business due to the possible decrease in new travel bookings.

Travel is sensitive to safety and security concerns, and thus declines after occurrences of and fears of future incidents of terrorism and hostilities that affect the safety, security and confidence of travelers. For example, the start of the war in Iraq in March 2003 and the terrorist attacks of September 11, 2001 resulted in the cancellation of a significant number of flights and travel bookings and a decrease in new travel bookings. Future revenues may be reduced by similar and/or other acts of terrorism or war. The effects of these events could include, among other things, a protracted decrease in demand for air travel due to fears regarding additional acts of terrorism, military and governmental responses to acts of terrorism and a perceived inconvenience in traveling by air and increased costs and reduced operations by airlines due, in part, to new safety and security directives adopted by the Federal Aviation Administration or other governmental agencies.

Travel industry and travel-related industry participants may choose not to adopt outsourcing or may otherwise be precluded from adopting outsourcing.

Our business depends in significant part on the continued adoption by travel industry participants of the outsourcing of transaction processing and data integration services and by travel-related industry participants of the outsourcing of data integration services as a means to achieve cost savings and enhanced customer service. There is no guarantee that our services will lower the costs of our clients’ businesses or improve customer service. If these cost savings or customer service improvements do not occur, we may not be able to retain clients or attract new clients.

Our processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

Our collection and processing of travel transactions through our RESX, SELEX, TRANXACT, and CORREX products and our consolidation, extraction, and enhancement of data through our DATATRAX product require us to receive and store a large volume of personally identifiable data. This type of data is subject to legislation and regulation in various jurisdictions, including the European Union through the Data Protection Directive, and variations of this directive in legislation enacted by member states of the European Union. Such laws typically protect the privacy of personal data that is collected, processed and transmitted in or from these jurisdictions. Our business, financial condition and results of operations could be adversely affected if the laws and regulations are expanded, implemented or interpreted to require changes to our business practices and methods of data collection.

In the U.S., government agencies have recently discussed and developed initiatives to increase airline security, including the Transportation Security Administration’s Computer-Assisted Passenger Prescreening System and its successors. These government initiatives could change the way we handle data and may result in conflicting legal requirements in the various jurisdictions in which we operate.

As personal and legal issues relating to privacy and data protection become more sensitive, we may become exposed to potential liabilities with respect to the data we collect, manage and process, and may incur legal costs if our or our vendors’ established information security policies and procedures are not effective or if we are required to defend our methods of collection, processing and storage of personal data. Future investigations, lawsuits or adverse publicity relating to our methods of handling personal data could adversely affect our business, financial condition, and results of operations due to the costs and negative market reaction to such developments.

Regulatory requirements and regulatory changes may impose burdens on our business.

The laws and regulations applicable to the travel and financial services industries affect us and our clients. We must comply with laws and regulations relating to the sale and fulfillment of travel services and the financial services industry. Our services are indirectly affected by regulatory and legal uncertainties affecting the businesses of our clients and reservation systems providers.

We must also comply with laws and regulations applicable to online commerce and businesses in general. Currently, few laws and regulations directly apply to the Internet and commercial online services. Moreover, there is currently great uncertainty about whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. It is possible that laws and regulations may be adopted to address these and other issues. New laws or different applications of existing laws would likely impose additional burdens on companies conducting business online and may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for our products and services or increase our cost of operations.

Item 2.	Properties

Our headquarters are located in Atlanta, Georgia. We lease a total of approximately 306,000 square feet globally. The following are the locations of our principal leased facilities.

Property Location	Floor Space	Expiration of Lease Term
	(square feet)
Atlanta, Georgia	80,757	October 2008
Orangeburg, South Carolina (1)	36,785	December 2008
Dallas, Texas	29,554	February 2008
Milton, Florida	24,000	December 2006
Berlin, Germany	19,065	April 2007
Leicester, United Kingdom	17,827	July 2007
Tysons Corner, Virginia	14,537	September 2011
Parkersburg, West Virginia	14,173	December 2006
McLean, Virginia	5,840	February 2006
Crawley, United Kingdom	6,521	December 2008

(1)	We closed this facility effective April 30, 2005, but are still obligated for the lease payments until October 2008. See Note 11 to our consolidated financial statements in Item 8 of this Form 10-K.

Item 3.	Legal Proceedings

We expect to be a party from time to time to certain routine legal proceedings arising in the ordinary course of our business. Although we are not currently involved in any litigation that we expect will have a material adverse effect on our financial condition and results of operations, we cannot accurately predict the outcome of any such proceedings in the future.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during our fourth quarter ended December 31, 2005.

Item 4A.	Executive Officers of the Registrant

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding our executive officers. Unless otherwise indicated, the information set forth is as of January 31, 2006.

Name	Age	Position
Norwood H. (“Trip”) Davis, III	38	President, Chief Executive Officer and Director
Victor P. Pynn	44	Chief Operating Officer
Lindsey B. Sykes	40	Chief Financial Officer
Peter J. Grover	39	Executive Vice President, Sales & Client Services—Europe
H. Shane Hammond	41	Executive Vice President, Sales & Client Services—North America
Timothy J. Severt	42	Executive Vice President, Administration
Susan R. Hopley	57	Executive Vice President, Emerging Markets
Charles W. Crissman	37	Executive Vice President, Strategic Planning

Norwood H. (“Trip”) Davis, III has served as our President and Chief Executive Officer since December 1999 and as a director since January 2000. Previously, from February 1998 until November 1999, Mr. Davis was the Senior Vice President and General Manager of the Travel Industry Practice Group at iXL, Inc., and was the CEO and co-founder of Green Room Productions, LLC, a San Francisco-based leader in Web development and technology integration for the travel industry, from July 1995 until it was acquired by iXL, Inc., in February 1998. Prior to founding Green Room, Mr. Davis worked for Landmark Communications in new ventures. Mr. Davis earned a BA from Dartmouth College and an MBA from the Darden School at the University of Virginia.

Victor P. Pynn joined TRX in November 2003 to lead our global expansion efforts. He was promoted to Executive Vice President, Global Solutions & Information Technology in April 2004 and to Chief Operating Officer in March 2005, the position he currently holds. Prior to joining TRX, Mr. Pynn held a variety of senior positions at American Express in the Finance, Human Resources, and Operations departments from 1988 to 2003. Mr. Pynn is a graduate of Seneca College of Applied Arts & Technology in Toronto, Canada and is a Certified General Accountant.

Lindsey B. Sykes joined TRX in October 2000 as Senior Vice President, Finance. He was promoted to Executive Vice President in 2002 and Chief Financial Officer in March 2005, the position he currently holds. Mr. Sykes has responsibility for accounting, planning, corporate development, and investor relations. From 1988 until 2000, Mr. Sykes held various positions, including senior management positions, with Arthur Andersen LLP, where he advised on public and private financings, mergers and acquisitions, joint ventures, and internal controls. Mr. Sykes earned a BBA from the University of Georgia and is a Certified Public Accountant.

Peter J. Grover joined TRX in July 2000 to establish its European operations, and serves as our Executive Vice President, Sales & Client Services—Europe. Prior to joining TRX, Mr. Grover was the General Manager for Sales and Marketing for Galileo in the UK. While at Galileo, Mr. Grover was actively involved in the transition from British Airways ownership to Galileo International ownership. Previously, Mr. Grover held senior management positions with Amadeus and United Airlines, based in the UK and mainland Europe. Mr. Grover earned an MBA from Kingston Business School in London.

H. Shane Hammond joined TRX in October 2002 to manage a key client relationship, and was promoted to Vice President, Client Services in December 2003. As our Executive Vice President, Sales & Client Services—North America, Mr. Hammond oversees client relationships and sales initiatives for North American based clients and prospects. Immediately prior to joining TRX, Mr. Hammond spent nine years with Carlson Wagonlit XTS, serving as President and Partner for the last six of those years managing all operational, marketing, and personnel activities with an emphasis on new business development and strategic planning. Mr. Hammond earned his BBA and MBA from Texas Tech University.

Timothy J. Severt joined TRX in February 2000 as our Executive Vice President, Administration. Mr. Severt has responsibility for human resources, legal affairs, facilities, corporate governance, and other administrative functions. Prior to joining TRX, he served as Executive Vice President and Chief Administration Officer at WorldTravel Partners. Prior to WorldTravel, Mr. Severt was a Senior Analyst at CGR Advisors, a real estate management company, and a Certified Public Accountant and Manager in the Business Consulting Division of Arthur Andersen LLP. Mr. Severt earned a BS in Business Administration from the University of North Carolina at Chapel Hill.

Susan R. Hopley has served as our Executive Vice President, Emerging Markets since August 2003. She joined TRX in November 1999 via the acquisition of her company, International Software Products (ISP), which she founded in 1993. Prior to founding ISP, Ms. Hopley worked for the Maritz Travel Company for seven years, holding various senior management roles from Area General Manager to Vice President of International Sales. In 1986, Ms. Hopley sold Maritz her interest in Travel Counselors International, a regional travel agency based in Washington, D.C. Between 1969 and 1975, Ms. Hopley taught at Carolina Friends School and Sidwell Friends School, serving on the National Council of Quaker Schools. Ms. Hopley earned an A.G.S.M. from Guildhall, London University, and a MA from the University of Georgia.

Charles W. Crissman joined TRX in May of 2000 to manage our Expedia business relationships and was promoted to Vice President, Client Services in September 2002 and Executive Vice President, Strategic Planning in July 2005. As our Executive Vice President, Strategic Planning, Mr. Crissman has responsibility for business planning and strategy, product and service development and pricing. Prior to joining TRX, he held operational and management positions with Maritz Travel Company, Production Group International (PGI) and Off the Beaten Path, a specialty adventure travel company. Mr. Crissman earned a BA from Trinity College and an MBA from the Darden School at the University of Virginia.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ National Market under the symbol “TRXI.” The following table sets forth, for the period indicated, the range of high and low sales prices for our common stock since our initial public offering on September 27, 2005.

	High	Low
Year Ended December 31, 2005:
Third Quarter (since September 27, 2005)	$9.44	$8.87
Fourth Quarter	$9.11	$7.83

As of February 10, 2006, there were approximately 460 holders of our common stock. This number includes beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

We have not paid or declared any cash dividends on our common stock. We currently expect to retain all of our earnings for use in developing our business and do not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be paid at the discretion of our board of directors and will depend, among other things, upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our board of directors may deem relevant.

The effective date of the Registration Statement on Form S-1 (Registration No. 333-124741) filed under the Securities Act of 1933, as amended, relating to the initial public offering of our common stock was September 27, 2005. On the same date, we signed an underwriting agreement with Credit Suisse First Boston, Thomas Weisel Partners LLC, Legg Mason Wood Walker, Inc. and SunTrust Robinson Humphrey the managing underwriters for the initial public offering and the representatives of the underwriters named in the underwriting agreement, for the initial public offering of 3,400,000 shares of our common stock at an initial public offering price of $9.00 per share. The offering was closed on September 30, 2005. The initial public offering resulted in gross proceeds of $30.6 million. We received net proceeds of $26.4 million after deducting underwriting discounts of $2.2 million and offering expenses of $2.0 million.

From the date of the offering through the end of the period covered by this report on Form 10-K, we have expended $0.8 million of the net proceeds from the offering, all in conformance with the intended use of proceeds as described in our initial public offering prospectus dated September 27, 2005. We expect that our future use of proceeds from the offering also will conform to the description of our intended use of proceeds.

Concurrent with the closing of the initial public offering, approximately $18.6 million of our convertible notes, together with accrued interest, were converted into approximately 1.8 million shares of common stock. This common stock was issued under the exemption from registration provided in Section 4(2) of the Securities Act. As of December 31, 2005 we have outstanding convertible notes of approximately $1.4 million, which are convertible into approximately 0.1 million shares of common stock.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read together with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The consolidated statement of operations and other data for the fiscal years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 2003 and December 31, 2002 is derived from audited consolidated financial statements not included in this Form 10-K.

The consolidated statement of operations and other data for the fiscal year ended December 31, 2001 and the consolidated balance sheet data as of December 31, 2001 are derived from unaudited consolidated financial statements not included herein. In the opinion of management, our unaudited consolidated financial statements have been prepared on a basis consistent with our audited consolidated financial statements included elsewhere in this Form 10-K and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for these periods. The historical results are not necessarily indicative of results to be expected for any future periods.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations:
Revenues:
Transaction and other revenues	$115,705	$109,398	$72,760	$65,280	$66,464
Client reimbursements	2,911	4,061	1,750	1,664	2,323

Total revenues	118,616	113,459	74,510	66,944	68,787

Expenses:
Operating, excluding depreciation and amortization	74,443	73,230	43,734	41,254	45,073
Selling, general and administrative, excluding depreciation and amortization	19,295	19,885	16,023	16,169	16,296
Technology development	11,176	13,462	6,378	5,056	5,269
Client reimbursements	2,911	4,061	1,750	1,664	2,323
Restructuring and other	2,327	1,732	—	—	533
Depreciation and amortization	9,984	9,943	8,250	8,009	7,999

Total expenses	120,136	122,313	76,135	72,152	77,493

Operating loss	(1,520)	(8,854)	(1,625)	(5,208)	(8,706)
Interest expense, net	(2,246)	(2,323)	(1,867)	(1,542)	(708)
Debt conversion expense	(2,898)	—	—	—	—
Loss from equity method investments	—	—	(896)	(924)	(1,946)
Cumulative effect of change in accounting principle	—	—	—	(1,700)	—

Net loss	$(6,664)	$(11,177)	$(4,388)	$(9,374)	$(11,360)

Basic and diluted net loss per share	$(0.48)	$(0.91)	$(0.38)	$(0.82)	$(0.99)

Basic and diluted weighted average shares outstanding	13,817	12,248	11,482	11,481	11,491

Other Data:
Adjusted EBITDA (1)	$11,341	$2,821	$5,729	$1,877	$(2,120)
Non-cash stock compensation	$70	$374	$690	$697	$807
Cash provided by operating activities	$8,506	$2,611	$13,054	$5,443	$922
Capital expenditures	$8,675	$9,426	$7,482	$4,854	$5,189
Transaction processing transactions	81,437	73,474	56,017	29,771	42,469

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Working capital (deficit)	$(1,838)	$(24,894)	$(1,100)	$(2,091)	$4,059
Total assets	76,134	66,366	44,241	36,563	43,707
Long-term debt, less current portion	1,909	4,583	166	188	2,618
Convertible notes, net of unamortized discount	1,360	19,317	18,960	18,604	18,248
Total shareholders’ equity (deficit)	32,601	(6,699)	(1,065)	(297)	8,295

(1)	EBITDA is defined as net loss before net interest expense, income tax expense, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus specific items that we believe are not indicative of our future operating performance. These items are restructuring expenses, debt conversion expense, cumulative effect of change in accounting principle and other unusual revenues or expenses. Adjusted EBITDA is not an alternative to net loss, operating loss or cash flows from operating activities as calculated and presented in accordance with accounting principles generally accepted in the U.S., or GAAP. You should not rely on Adjusted EBITDA as a substitute for any GAAP financial measure. In addition, our calculation of Adjusted EBITDA may or may not be consistent with that of other companies. We strongly urge you to review the GAAP financial measures included in our consolidated financial statements, including the notes thereto, and the other financial information contained in this Form 10-K, and to not rely on any single financial measure to evaluate our business.

Adjusted EBITDA is used by our management as a financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides a more complete understanding of factors and trends affecting our business than GAAP measures alone. Management uses Adjusted EBITDA to evaluate operating performance and management decisions made during the reporting period, excluding certain items that we believe have less significance to the day-to-day performance of our business. Our internal budgets are based on Adjusted EBITDA and we use Adjusted EBITDA as one of several criteria to determine performance-based cash compensation. We also regularly communicate our Adjusted EBITDA to our current shareholders and board of directors. We understand that analysts and investors regularly rely on non-GAAP financial measures, such as Adjusted EBITDA, to assess operating performance for companies in our industry. Adjusted EBITDA may be helpful in more clearly highlighting trends in our core businesses that may not otherwise be apparent when relying solely on GAAP financial measures, since Adjusted EBITDA eliminates from losses financial items that have less bearing on our operating performance.

A reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for each of the fiscal years indicated is as follows:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Net loss	$(6,664)	$(11,177)	$(4,388)	$(9,374)	$(11,360)
Depreciation and amortization	9,984	9,943	8,250	8,009	7,999
Interest expense, net	2,246	2,323	1,867	1,542	708

EBITDA	5,566	1,089	5,729	177	(2,653)
Cumulative effect of change in accounting principle	—	—	—	1,700	—
Debt conversion expense	2,898	—	—	—	—
Restructuring expenses	2,327	1,732	—	—	—
Other unusual expenses	550	—	—	—	533

Adjusted EBITDA	$11,341	$2,821	$5,729	$1,877	$(2,120)

Below are the items excluded from net loss to calculate Adjusted EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to the use of the most directly comparable GAAP financial measure:

•	Depreciation and amortization expense is important for investors to consider because we use property and equipment and thus depreciation is a necessary element of our costs and our ability to generate revenue. We do not believe this expense is indicative of our core operating performance because this expense reflects the systematic allocation of historical asset values over the estimated useful lives of those assets.

•	Interest expense is important for investors to consider because it reduces the amount of funds otherwise available to invest in our business. Management views interest expense as a by-product of capital structure decisions and, therefore, is not indicative of our core operating performance.

•	The cumulative effect of a change in accounting principle was recorded during fiscal 2002 resulting from the transitional goodwill impairment test upon adoption of the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This change in accounting principle resulted in a non-cash charge in fiscal 2002. Because we may incur costs from time to time that are not part of our core operations, any measure that excludes these costs has a material limitation. We believe this non-cash charge is not indicative of our core operating performance.

•	Debt conversion expense was recorded when we made a cash payment of $2.9 million to effect the conversion of $18.6 million of convertible notes in conjunction with our initial public offering of common stock in September 2005. Because we may incur costs from time to time that are not part of our core operations, any measure that excludes these costs has a material limitation. We do not believe these costs are indicative of our core operating performance.

•	In late 2004, we made a strategic decision to close certain customer care facilities, including those in Paris, France; Zurich, Switzerland; and Orangeburg, South Carolina. We recorded restructuring expenses for severance, lease, transition costs and accelerated depreciation charges of $1.7 million in fiscal 2004 related to the closure of our Paris and Zurich facilities, and $2.3 million in fiscal 2005 related to the closure of our Orangeburg facility. In future periods, we expect immaterial revisions of estimates and approximately $30,000 per year through 2008 in accretion charges associated with the discounted lease liability related to the Orangeburg facility lease. Because we may incur costs from time to time that are not part of our core operations, any measure that excludes these costs has a material limitation. We do not believe these costs are indicative of our core operating performance.

•	In connection with the completion of our initial public offering in fiscal 2005, we paid one-time management bonuses totaling $0.5 million. We recorded a $0.5 million expense in fiscal 2001 related to an abandonment of a lease for a call center in Milton, Florida as a result of an expectation of decreased call volume due in part to the events of September 11, 2001. Because we may incur costs from time to time that are not part of our core operations, any measure that excludes these costs has a material limitation. We do not believe these costs are relevant to an understanding of our core operating performance.

Use of Adjusted EBITDA by itself and without consideration of other measures is not an adequate measure of our performance because this measure excludes certain material items, as noted above. Management compensates for these limitations by using Adjusted EBITDA as a supplemental measure to GAAP results to provide a more complete understanding of our performance without considering other items that have less bearing on our core operating performance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our financial statements and the related notes included elsewhere in this annual report. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors” and elsewhere in this annual report.

Overview

We are a leading, independent provider of transaction processing and data integration services to the global travel industry, based on the dollar value of air travel processed in 2005. We also serve clients in other industries involved with or affected by travel-related processes, such as credit card issuers. We provide a comprehensive service offering through hosted technology applications, generally under long-term services contracts.

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

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia.com, accounted for 35% of our revenues in 2005. Expedia.com has been a client since its launch in 1996, and our current contract with them continues through 2010. Our scale and process-reengineering expertise has allowed us to reduce our costs in several areas when measured on a per transaction basis. We have established pricing models that provide volume-based discounts to share scale efficiencies with our clients to ensure long-term, mutually-beneficial relationships. As a result, our average revenue per transaction has generally declined over the last few years.

Our historical business mix contained significant revenue from call center, or “customer care” operations, which accounted for approximately 24% of our transaction and other revenues in 2005. In late 2004, we made a strategic decision to gradually transition away from this type of lower-margin, labor-intensive business and to close some of our customer care facilities, including those in Paris, France; Zurich, Switzerland; and Orangeburg, South Carolina. During 2005, our customer care revenues decreased as compared to 2004 and we expect them to decline further in 2006.

Industry factors impacting our operating results include the channel shifts toward online bookings and direct distribution, use of corporate credit cards, airline seat capacity, changing and increasing access methods to reach supplier inventory, supplier commission rates, GDS incentive levels, and overall economic conditions. Our estimates of future results are primarily affected by assumptions of transaction volumes, pricing levels, our ability to efficiently scale with our clients, and client retention and acquisition. These anticipated results may be impacted by seasonality of the travel industry and credit card volumes related to travel. Management uses various key indicators to manage the business, including volume growth, revenue growth, Adjusted EBITDA, Adjusted EBITDA margin, capital expenditure levels, and free cash flow.

For the year ended December 31, 2005, we recognized revenue of $118.6 million, of which $30.4 million was generated outside the U.S. For additional information regarding revenue and long-lived assets related to the geographic areas in which we do business, see Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Sources of Revenue

We principally operate a transaction-based business model under long-term contracts using hosted technology applications. Transaction and other revenues are derived from three principal service offerings:

•	Transaction Processing: We generate transaction processing revenue from service and processing fees based primarily on the number of data records we process.

•	Data Integration: We generate data integration revenue from service and processing fees based primarily on the number of data records we consolidate, the number of users accessing the data, the number of sources from which we receive data, and the frequency of data submissions.

•	Customer Care: We generate customer care revenue from service fees based primarily on the number or length of telephone calls answered or the number of email responses delivered.

Transaction-based revenues are recognized when we perform the services. In connection with providing transaction processing and data integration services, we generate revenues from short-term projects to customize or enhance service delivery. Revenue generated from short-term project work is recognized as the services are performed, which is generally when billed. Revenue from implementation or set-up fees is recognized over the life of the client contract.

Client reimbursements reflect pass-through items, primarily voice and data costs and items such as ticket envelopes that we bill to our clients at cost. In the future, if our clients decide to pay these items directly, our client reimbursement revenue and client reimbursement expense will decrease accordingly.

Historically, we have experienced sales cycles of six to eighteen months with respect to several of our larger clients. Additionally, the implementation of our services can take up to one year depending on the size and complexity of the service offering and the speed at which our clients implement the service offering to their customer base.

Costs

Our expenses include operating, selling, general and administrative, technology development, restructuring and depreciation and amortization.

Operating expenses include salaries, benefits, and related overhead of personnel directly and indirectly supporting service delivery. Personnel indirectly supporting service delivery include information technology, client services, training, and business integration personnel. Operating expenses also include communication costs, technology hosting, and processing errors. Operating expenses are impacted by our revenue mix with customer care services generally having higher operating expenses as a percentage of revenue due to the labor-intensive nature of providing customer care services. As we continue to reduce the percentage of customer care revenues as a percentage of total transaction and other revenues, we expect operating expenses as a percentage of transaction and other revenues to decrease. Our ability to efficiently manage and utilize our employees along with our ability to provide services from low-cost labor markets also impacts operating expenses.

Selling, general and administrative expenses include salaries, benefits and related overhead associated with the selling and marketing of our products and services, as well as other support functions, including executive, accounting, legal, centralized human resources and administration. Selling, general and administrative expenses also include professional services and insurance. Our targeted client base consists of large sellers or purchasers of travel (travel agencies, travel suppliers and large corporations) along with large credit card issuers. Accordingly, our targeted client base is concentrated and does not require significant investment in marketing or a significant amount of variable compensation, such as sales commissions.

Technology development expenses primarily include salaries, benefits and related overhead of personnel focusing on developing and maintaining our technologies. During 2004, primarily to support rapid growth of our DATATRAX solution, we supplemented our development headcount with U.S.-based contract labor and third-party consultants. During 2005, we reduced our technology development expense by replacing some of these higher-cost contract labor personnel and consultants with less-costly personnel in the U.S. and India. We expect our technology development spend in 2006 to be relatively consistent with 2005.

Restructuring expenses primarily relate to the cost of closing certain of our customer care facilities, in Paris, France; Zurich, Switzerland; and Orangeburg, South Carolina. We incurred these costs as a result of our strategic decision to gradually transition away from customer care operations. We recorded restructuring charges of $2.3 million and $1.7 million in 2005 and 2004, respectively, related to these facility closures, of which $1.2 million related to non-cash asset writedowns. Of the $2.8 million that requires cash outlays, $1.1 million is unpaid at December 31, 2005 and will be paid through 2008. We expect the facility closures will allow us to reduce our operating expenses as a percentage of revenue through reduced facility and personnel costs.

Depreciation and amortization expenses relate to fixed assets, software development costs and other intangible assets. We currently purchase substantially all of our equipment.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates. We believe that, of our significant accounting policies described in Note 2 of the notes to our consolidated financial statements included elsewhere in this Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to assist investors in fully understanding and evaluating our consolidated financial condition and results of operations.

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

We recognize revenue, in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables and SEC Staff Accounting Bulletin No. 104, Revenue Recognition, when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) services have been performed, (3) the fee for services is fixed or determinable, and (4) collectibility is reasonably assured. Generally, these criteria are considered to have been met as follows:

•	for transaction revenue, in which we perform ticketing, file-finishing, data consolidation and reporting, and customer care services, when the services are provided;

•	for short-term client-specific customizations, which do not generate direct on-going incremental transaction revenue, when the customization has been delivered to our client; and

•	for implementation and set-up fees, which generate direct on-going incremental transaction revenue, over the life of the underlying transaction service agreement. Related costs are deferred and recognized as expenses over the life of the underlying transaction service agreement.

Internal-Use Software Development Costs. We account for internal-use software development costs in accordance with AICPA Statement of Position 98-1, “Accounting for the Cost of Software Developed or Obtained for Internal Use,” or SOP 98-1. SOP 98-1 specifies that software costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use is charged to technology development expense as incurred until the project enters the application development phase. Costs incurred in the application development phase are capitalized and depreciated over an estimated useful life of three years, beginning when the software is ready for use.

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

Goodwill. We assess the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we test our goodwill for impairment annually on September 30, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and result in an impairment charge.

Impairment of long-lived assets. We record our long-lived assets, such as property and equipment and software development costs, at cost. We review the carrying value of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate these assets by examining estimated future cash flows to determine if their current recorded value is impaired. We evaluate these cash flows by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will record an impairment of the carrying value of the identified asset as an operating expense in the period in which the determination is made. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and result in impairments of recorded asset balances.

Transaction processing provisions. We have recorded estimates to account for processing errors made in the ticketing or fareloading process that result in tickets being issued at incorrect prices or from agency commissions being miscalculated. Our reserve for processing errors is based on several factors including historical trends, average debit memo lag time and timely identification of errors. Transaction processing provisions were $3.1 million, $2.4 million, and $0.8 million in fiscal 2005, 2004, and 2003, respectively, and are included as operating expenses in our consolidated statements of operations.

Results of Operations

The following table sets forth selected statement of operations data expressed as a percentage of transaction and other revenues for each of the periods indicated. Both revenue and expenses exclude client reimbursements. We believe that the inclusion of client reimbursements as revenue in the calculation of our operating loss margin percentage distorts such margin percentage. We evaluate our operating performance based upon operating loss margins excluding client reimbursements.

	Year Ended December 31,
	2005	2004	2003
Transaction and other revenues	100%	100%	100%
Expenses:
Operating	64	67	60
Selling, general and administrative	17	18	22
Technology development	10	12	9
Restructuring	2	2	—
Depreciation and amortization	9	9	11

Total operating expenses before client reimbursements	102	108	102

Operating income (loss)	(2)%	(8)%	(2)%

Comparison of Fiscal Years Ended December 31, 2005 and December 31, 2004

Revenues. The following table sets forth comparative revenues by type, in dollars and as a percentage of transaction and other revenue, for the fiscal years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005		2004		Change
	(dollars in thousands)
Transaction processing	$72,083	62%	$66,410	60%	$5,673	9%
Data integration	16,300	14	10,512	10	5,788	55
Customer care	27,322	24	32,476	30	(5,154)	(16)

Transaction and other revenues	115,705	100	109,398	100	$6,307	6

Client reimbursements	2,911		4,061

Total	$118,616		$113,459

Transaction processing revenues. Transaction processing revenues were $72.1 million in fiscal 2005, an increase of 9% compared to $66.4 million in fiscal 2004. The increase was primarily due to growth of $7.4 million from existing clients and growth of $0.3 million from new clients, partially offset by a $2.0 million decrease as a result of the termination of our transaction processing relationship with a client in May 2004.

Data integration revenues. Data integration revenues were $16.3 million in fiscal 2005, an increase of 55% compared to $10.5 million in fiscal 2004. The increase was primarily related to the continuation and expansion of an existing client relationship established late in 2004.

Customer care revenues. Customer care revenues were $27.3 million in fiscal 2005, a decrease of 16% compared to $32.5 million in fiscal 2004. This decrease was primarily due to $2.9 million related to the termination of our customer care relationship with a client in November 2004 and our proactive plan to reduce volumes from existing customers as we transition away from this lower-margin, labor intensive business.

Client reimbursement revenues and expenses. Client reimbursement revenues and expenses were $2.9 million in fiscal 2005, a decrease of 28% compared to $4.1 million in fiscal 2004. The decrease was primarily due to planned reductions in telecommunication and other pass-through costs associated with our customer care business.

Operating expenses. Operating expenses were $74.4 million in fiscal 2005, an increase of 2% compared to $73.2 million in fiscal 2004. The increase was primarily due to increased personnel, technology hosting and communication costs as a result of our revenue growth. As a percentage of revenue, operating expenses decreased from 67% in fiscal 2004 to 64% in fiscal 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses were $19.3 million in fiscal 2005, a decrease of 3% compared to $19.9 million in fiscal 2004. The decrease was due to a reduction of expenses related to our recent facility closures and a reduction in stock based compensation expense, offset by increased costs associated with becoming a publicly traded company and $0.5 million of bonuses paid in relation to our initial public offering. As a percentage of revenue, selling, general and administrative expenses decreased from 18% in fiscal 2004 to 17% in fiscal 2005.

Technology development expenses. Technology development expenses were $11.2 million in fiscal 2005, a decrease of 17% compared to $13.5 million in fiscal 2004. The decrease was due to our replacement of higher cost contract labor resources with permanent resources in the U.S. and India. As a percentage of revenue, technology development expense decreased from 12% in 2004 to 10% in 2005.

Restructuring expense. We recorded $2.3 million of restructuring expense in fiscal 2005. The expense consisted of a $2.4 million charge for severance, lease abandonment, operational transition costs and accelerated depreciation related to the closure of our Orangeburg, South Carolina facility effective April 30, 2005, partially offset by a $0.1 million credit to reflect lower than expected lease termination costs in Europe.

Depreciation and amortization. Depreciation and amortization expenses remained relatively constant at $10.0 million in fiscal 2005, compared to $9.9 million in fiscal 2004.

Interest expense, net. Interest expense remained relatively constant at $2.2 million in fiscal 2005, compared to $2.3 million in fiscal 2004. We expect our interest expense to decrease materially in 2006, primarily due to the conversion of the majority of our 11% convertible notes in September 2005 and a reduction in our debt level due to scheduled repayments of $2.2 million in 2006.

Debt conversion expense. Debt conversion expense was $2.9 million in fiscal 2005. This increase resulted from the payment of $2.9 million to effect the conversion of $18.6 million of convertible notes in conjunction with our initial public offering of common stock in September 2005.

Income tax provision. No income tax benefit was recorded for fiscal 2005 and 2004, as we had current tax losses in each period and have recorded a 100% valuation allowance on our net deferred tax assets each period.

Net loss. Due to the factors described above, net loss was $6.7 million in fiscal 2005 compared to $11.2 million in fiscal 2004.

Comparison of Fiscal Years Ended December 31, 2004 and December 31, 2003

Revenues. The following table sets forth comparative revenues by type, in dollars and as a percentage of transaction and other revenue, for the fiscal years ended December 31, 2004 and 2003:

	Year Ended December 31,
	2004		2003		Change
	(dollars in thousands)
Transaction processing	$66,410	60%	$49,078	68%	$17,332	35%
Data integration	10,512	10	5,966	8	4,546	76
Customer care	32,476	30	17,716	24	14,760	83

Transaction and other revenues	109,398	100	72,760	100	$36,638	50

Client reimbursements	4,061		1,750

Total	$113,459		$74,510

Transaction processing revenues. Transaction processing revenues were $66.4 million in fiscal 2004, an increase of 35% compared to $49.1 million in fiscal 2003. The increase was due in part to a $11.3 million increase as a result of the acquisition of the remaining interests in our European joint ventures in January 2004 offset by a $1.4 million decrease as a result of the termination of our transaction processing relationship with a client in May 2004. Also contributing to the increase was $0.3 million in revenue from the release in fiscal 2004 of our SELEX agent technology, a $1.2 million custom programming project with an existing client during fiscal 2004 and volume growth with new and existing clients.

Data integration revenues. Data integration revenues were $10.5 million in fiscal 2004, an increase of 76% compared to $6.0 million in fiscal 2003. The increase was primarily due to $1.6 million from an expanding relationship with an existing client relationship established late in 2004, $2.7 million from volume increases from existing clients, and $0.2 million in revenue generated from services to new clients.

Customer care revenues. Customer care revenues were $32.5 million in fiscal 2004, an increase of 83% compared to $17.7 million in fiscal 2003. This increase was primarily due to a $16.9 million increase from the acquisition of the remaining interests in our European joint ventures partly offset by a $1.6 million decrease in U.S.-based customer care revenue resulting from the termination of our customer care relationship with a client in November 2004.

Client reimbursement revenues and expenses. Client reimbursement revenues and expenses were $4.1 million in fiscal 2004, an increase of 132% compared to $1.8 million in fiscal 2003. The increase was primarily due to the acquisition of the remaining interests in our European joint ventures.

Operating expenses. Operating expenses were $73.2 million in fiscal 2004, an increase of 67% compared to $43.7 million in fiscal 2003. The increase was primarily due to a $27.8 million increase as a result of the acquisition of the remaining interests in our European joint ventures coupled with volume growth from existing clients, and an increased labor investment, primarily with contract resources, in data integration delivery. As a percentage of revenue, operating expenses increased from 60% in fiscal 2003 to 67% in fiscal 2004. This increase was due in part to an increased customer care revenue mix from 24% in fiscal 2003 to 30% in fiscal 2004 due to the acquisition of the remaining interests in our European joint ventures, which have a higher percentage of customer care revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses were $19.9 million in fiscal 2004, an increase of 24% compared to $16.0 million in fiscal 2003. The increase was solely due to the acquisition of the remaining interests in our European joint ventures. As a percentage of revenue, selling, general and administrative expenses decreased from 22% in fiscal 2003 to 18% in fiscal 2004 resulting primarily from leveraging our fixed costs over a larger revenue base.

Technology development expenses. Technology development expenses were $13.5 million in fiscal 2004, an increase of 111% compared to $6.4 million in fiscal 2003. The increase was primarily due to additional personnel costs in our DATATRAX solution.

Restructuring expense. We recorded $1.7 million of restructuring expense in fiscal 2004 related to the closure of our Paris and Zurich facilities in December 2004. The expense consisted of charges for severance, lease abandonment and asset impairment charges.

Depreciation and amortization. Depreciation and amortization expenses were $9.9 million in fiscal 2004, an increase of 21% compared to $8.3 million in fiscal 2003. The increase was primarily due to $2.0 million in depreciation and amortization expenses associated with property and equipment from the acquisition of the remaining interests in our European joint ventures. As a percentage of revenue, depreciation and amortization expenses decreased from 11% in fiscal 2003 to 9% in fiscal 2004 resulting from leveraging our existing infrastructure over a larger revenue base.

Interest expense, net. Interest expense, net, was $2.3 million in fiscal 2004, an increase of 24% compared to $1.9 million in fiscal 2003. This increase resulted from interest expense on $5.5 million of notes issued in connection with the acquisition of the remaining interests in our European joint ventures and increased borrowings under capital lease obligations.

Loss from equity method investments. The remaining interest in our European operations that were operating as joint ventures were acquired in January 2004. The results of our European operations are therefore consolidated in fiscal 2004, whereas equity method accounting presents our share of these joint ventures on one line-item for periods prior to fiscal 2004. Accordingly, loss from equity method investments was $0 in fiscal 2004 compared to $0.9 million in fiscal 2003.

Income tax provision. No income tax benefit was recorded for losses in fiscal 2004 or 2003, as we had current tax losses in each year and have recorded a 100% valuation allowance on our net deferred tax assets each year.

Net loss. Due to the factors described above, net loss increased to $11.2 million in fiscal 2004 compared to $4.4 million in fiscal 2003.

Liquidity and Capital Resources

We have funded our operations primarily with cash from operating activities, the private placement of debt and equity securities totaling approximately $30.0 million since 2001, and the public offering of common stock which provided net proceeds of approximately $26.4 million in September 2005. The underlying drivers of cash from operating activities include cash receipts from the sale of our products and services and cash payments to our employees and service providers. Most of our larger clients remit payment for our services 30 to 90 days in advance of our service delivery. Advance payments from clients are recorded as customer deposits and deferred revenue until the service is performed. These payment terms have positively impacted working capital since mid-2003.

At December 31, 2005, our principal sources of liquidity were cash and cash equivalents of $28.6 million and $10.0 million of availability under our revolving credit facility. We had no borrowings outstanding under our credit facility at December 31, 2005. The maximum amount available under our revolving credit facility is $10.0 million, and the monthly availability fluctuates based upon our last twelve months’ consolidated senior leverage ratio (as defined in the facility).

Net cash provided by operating activities was $8.5 million in fiscal 2005 compared to $2.6 million in fiscal 2004. The increase was driven primarily by our acquisition of the remaining interests in our European operations in January 2004, which required cash in 2004 to fund operations and the closure of two facilities. Restructuring expense related to the facility closures was $1.7 million, which included non-cash asset impairment charges of $0.7 million. Net cash provided by operating activities decreased $10.5 million to $2.6 million in fiscal 2004 from $13.1 million in fiscal 2003 primarily due to the uses of cash in 2004 described above. Also contributing to the decrease in operating cash flow was a change in payment terms with two large clients in fiscal 2003 that increased fiscal 2003 cash provided by operating activities by $3.6 million.

Net cash used in investing activities was $8.7 million during fiscal 2005 compared to $16.7 million during fiscal 2004. The decrease in 2005 was primarily related to the $7.3 million of net cash purchase price paid for the acquisition of the remaining interests in our European joint ventures during the first quarter of 2004 and a decrease in capital expenditures in 2005. Net cash used in investing activities was $16.7 million in fiscal 2004 compared to $7.5 million in fiscal 2003. The significant increase in fiscal 2004 primarily related to the $7.3 million of net cash purchase price paid for the acquisition of the remaining interests in our European joint ventures. The other significant driver of our investing activities is our capital expenditures, which include costs associated with internally developed software. Capital expenditures in fiscal 2005 of $8.7 million were primarily comprised of investment in our data integration technology infrastructure, continued server consolidation, and ongoing development related to our transaction processing platforms. Capital expenditures in fiscal 2004 of $9.4 million, which exclude assets acquired under capital leases of $1.9 million, were primarily comprised of investments in our European operations, investment in our data integration technology infrastructure, the lease and associated build-out of a new facility to support growth in our data integration service offering, server consolidation to our primary data center in Atlanta, Georgia, and ongoing development related to our transaction processing platforms. Drivers of capital expenditures include infrastructure required to support volume expansion, the acquisition of new revenue streams with new and existing clients, technology development costs, investment in business continuity, and opportunities to reduce costs. As of December 31, 2005, we had no material commitments related to capital expenditures. Excluding capital expenditures associated with potential new clients, we currently expect capital expenditures of less than $10.0 million in fiscal 2006.

Net cash provided by financing activities was $18.9 million during fiscal 2005 compared to net cash provided by financing activities of $5.6 million during fiscal 2004. Cash provided by financing activities during 2005 included $26.4 million of net proceeds from our initial public offering of common stock, the repayment of a note receivable from a shareholder of $1.0 million, and net proceeds of $0.8 million related to the exercise of stock options and $0.1 million in proceeds from our employee stock purchase plan, partially offset by payments of $4.6 million on long-term debt, $4.5 million for warrant repurchase and debt conversion expenses and $0.3 million to repurchase common stock. During fiscal 2004, we issued common stock for net proceeds of $7.0 million related to a common stock offering and the exercise of options. Cash used in financing activities during fiscal 2004 included payments of long-term debt of $1.1 million and the repurchase of common stock from former employees of $0.3 million. In connection with the repurchase of stock, we also issued a note payable totaling $0.3 million. During fiscal 2003, we issued common stock for proceeds of $2.8 million related to the exercise of stock options and made payments on long-term debt of $1.5 million.

In December 2004, we entered into a $10.0 million senior secured revolving credit facility. We amended and restated this facility in November 2005. The lender holds a senior security interest in all of our domestic assets and a 66% interest in the stock of our international subsidiaries. Under the facility, we are subject to a maximum consolidated senior leverage ratio (as defined in the facility) of 1 to 1. The facility also requires that we reduce our borrowings under the facility to $2.0 million or less for 30 days during each calendar quarter. We are restricted in our ability to, among other things, make advances to our European operations, make acquisitions or sell assets, make capital expenditures, incur additional indebtedness and pay dividends. We are currently in compliance with all covenants. We pay a variable rate of interest on draws, at LIBOR plus 0.5%, and an annual fee of 0.5% of the unused portion of the $10.0 million commitment. At December 31, 2005, we had no borrowings outstanding against the facility. Any amounts outstanding under the facility are due in full in May 2007.

In November 2001, we issued 7% convertible notes totaling $20.0 million to shareholders of TRX. In December 2004, the notes were amended to subordinate them to the senior secured revolving credit facility and to increase the interest rate to 11%. Further, if the convertible notes are not paid when due, the rate of interest will increase to 13% until repaid, with such interest rate applied retroactively from December 31, 2004. We view the likelihood of the interest rate increasing to 13% as remote. Accordingly, we are recording interest expense in our consolidated statements of operations at 11%. The notes are junior and subordinated to our senior secured revolving credit facility. Pursuant to agreements we entered into with holders of the convertible notes in July 2005 and September 2005, $18.6 million of our convertible notes (which is approximately 93% of our outstanding convertible notes) were converted into 1,689,925 shares of common stock and we issued 105,259 shares of common stock to the holders of such convertible notes in satisfaction of accrued interest on such convertible notes immediately prior to the closing of our initial public offering of common stock, on September 30, 2005. In conjunction with the conversion of notes, we made payments to the noteholders who converted, discussed above. The remaining notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $11.03, subject to adjustments, totaling 123,312 shares of common stock (plus shares related to accrued and unpaid interest, if any). The notes are due in full in November 2006.

Based on our current level of operations, we believe our cash flow from operations and other available sources of liquidity, including borrowings under the revolving credit facility, will provide adequate funds for ongoing operations, planned capital expenditures and debt service for the next twelve months.

Contractual Obligations

The following table summarizes our future minimum non-cancelable contractual obligations (including interest) at December 31, 2005:

	Payments Due by Period
	Total	Less than one year	1-3 years	3-5 years	More than five years
	(in thousands)
Long-term debt, including capital leases	$4,116	$2,207	$1,909	$—	$—
Convertible notes	1,360	1,360	—	—	—
Cash interest costs on long-term debt, convertible notes and capital leases	1,007	930	77	—	—
Operating leases	9,413	3,437	4,719	905	352
Employment agreements	1,044	1,044	—	—	—
Service agreement	3,215	2,030	1,185	—	—

Total contractual obligations	$20,155	$11,008	$7,890	$905	$352

The cash interest costs shown above assume that interest rates in effect at December 31, 2005 on variable-rate debt remain constant in the future. The long-term commitments under operating leases shown above consist of facility leases in the U.S. and Europe for our operations. The service agreement relates to an agreement with an unrelated party that provides certain labor services to us.

Seasonality

Our business experiences seasonal fluctuations, reflecting seasonal trends for the purchase of air travel by both leisure and corporate travelers as well as credit card volume related to corporate travel. For example, traditional leisure air travel bookings are higher in the first two calendar quarters of the year in anticipation of spring and summer vacations and holiday periods. Corporate travel air bookings and credit card spending levels are generally higher in the first and third calendar quarters of the year. Business and consumer travel bookings typically decline during the fourth quarter of each calendar year. Accordingly, our fourth calendar quarter generally reflects lower revenues as compared to the first three calendar quarters.

Inflation and Changing Prices

We do not believe that inflation and changing prices have materially impacted our results of operations during the past three years.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS 123(R)”) entitled, “Share-Based Payment.” This standard requires the recognition of compensation expense for the grant-date fair value of all share-based awards we grant after the date the standard is adopted, and for the fair value of the unvested portion of awards issued prior to the date the standard is adopted. In April 2005, the SEC amended the implementation dates of SFAS 123(R) and as a result, we will adopt SFAS 123(R) in the fiscal quarter beginning January 1, 2006. We will use the modified prospective method for our adoption of SFAS 123(R), and anticipate that the related incremental compensation expense during fiscal 2006 for existing unvested options, as well as shares purchased by employees under our Employee Stock Purchase Plan, will range from $1.2 million to $1.4 million assuming no new grants of stock options in 2006.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. FIN 47 permits, but does not require, restatement of interim financial information. The provisions of FIN 47 are effective for reporting periods ending after December 15, 2005. The adoption of FIN 47 had no impact on our consolidated financial statements.

In May 2005, the FASB issued Statement No. 154 entitled, “Accounting Changes and Error Corrections,” which will be effective in the first quarter of fiscal year 2006. This statement addresses the retrospective application of such changes and corrections and we will follow the provision of this standard in the event of any future accounting changes.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Exchange Risk. Approximately 26% of our consolidated revenues for the year ended December 31, 2005 and 15% of our consolidated assets at December 31, 2005 are associated with operations outside of the U.S. In addition, at December 31, 2005, we had debt denominated in British pounds sterling and Swiss francs. The U.S. dollar balance sheets and statements of operations for these businesses are subject to currency fluctuations. We are most vulnerable to fluctuations in the British pound sterling and euro against the U.S. dollar. We are also subject to currency fluctuations in the Swiss franc and Indian rupee. Historically, we have not entered into derivative financial instruments to mitigate this risk, as it has not been cost-effective for us. The impact of currency fluctuations on profitability has not been significant since both revenues and operating costs of these businesses are denominated in local currency. If the U.S. dollar had a 10 percent greater appreciation against our non-U.S. dollar denominated businesses in 2005, consolidated revenues and operating loss would have been reduced by approximately $6,000 and $1,000, respectively. We may use derivative financial instruments in the future if we deem it useful in mitigating an exposure to foreign currency exchange rates. The cumulative translation adjustment was a $0.5 million increase in shareholders’ equity at December 31, 2005.

Interest Rate Market Risk. Our interest costs are sensitive to changes in the general level of interest rates, because our British pounds sterling-denominated notes and our revolving credit facility are at variable interest rates based on LIBOR. An increase in interest rates of one percentage point during fiscal year 2005 would have increased our interest expense by $9,000. Our exposure to changes in LIBOR is mitigated in part by our ability to make draws under the credit facility that provide a LIBOR-based fixed interest rate for periods up to 90 days.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005 AND 2004, AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

TRX, Inc. and Subsidiaries

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of TRX, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TRX, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

February 21, 2006

Atlanta, Georgia

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 and 2004

(In thousands, except share data)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,633	$10,595
Trade accounts receivable, net	5,705	11,458
Prepaids and other	2,260	2,218

Total current assets	36,598	24,271

NONCURRENT ASSETS:
Property and equipment, net	17,435	19,513
Goodwill	21,512	21,512
Other assets, net	589	1,070

Total noncurrent assets	39,536	42,095

Total assets	$76,134	$66,366

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$24,305	$31,143
Customer deposits and deferred revenue	11,924	14,415
Current portion of long-term debt	2,207	3,607

Total current liabilities	38,436	49,165

NONCURRENT LIABILITIES:
Long-term debt—less current portion	1,909	4,583
Convertible notes, net of unamortized discount	1,360	19,317
Other long-term liabilities	1,828	—

Total noncurrent liabilities	5,097	23,900

Total liabilities	43,533	73,065

COMMITMENTS AND CONTINGENCIES (NOTE 3)

SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value; 100,000,000 shares authorized; 17,851,835 and 12,544,283 shares issued; 17,664,304 and 12,461,752 shares outstanding	178	125
Additional paid-in capital	90,006	45,001
Treasury stock, at cost; 187,531 and 82,531 shares	(2,294)	(1,009)
Note receivable from shareholder	—	(1,000)
Deferred compensation	(43)	(113)
Cumulative translation adjustment	543	(578)
Accumulated deficit	(55,789)	(49,125)

Total shareholders’ equity (deficit)	32,601	(6,699)

Total liabilities and shareholders’ equity	$76,134	$66,366

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	2005	2004	2003
REVENUES:
Transaction and other revenues	$115,705	$109,398	$72,760
Client reimbursements	2,911	4,061	1,750

Total Revenues	118,616	113,459	74,510

EXPENSES:
Operating, excluding depreciation and amortization	74,443	73,230	43,734
Selling, general, and administrative, excluding depreciation and amortization	19,295	19,885	16,023
Technology development	11,176	13,462	6,378
Client reimbursements	2,911	4,061	1,750
Restructuring	2,327	1,732	—
Depreciation and amortization	9,984	9,943	8,250

Total expenses	120,136	122,313	76,135

OPERATING LOSS	(1,520)	(8,854)	(1,625)
INTEREST EXPENSE, net	(2,246)	(2,323)	(1,867)
DEBT CONVERSION EXPENSE	(2,898)	—	—
LOSS FROM EQUITY METHOD INVESTMENTS	—	—	(896)

NET LOSS	$(6,664)	$(11,177)	$(4,388)

Basic and diluted net loss per share	$(0.48)	$(0.91)	$(0.38)

Basic and diluted weighted average shares outstanding	13,817	12,248	11,482

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Note Receivable From Shareholder	Deferred Compensation	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount
BALANCE—December 31, 2002	11,480,977	$115	$35,052	$—	$(1,000)	$(989)	$85	$(33,560)	$(297)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(4,388)	(4,388)
Cumulative translation adjustment	—	—	—	—	—	—	128	—	128

Total comprehensive loss									(4,260)
Amortization of deferred compensation	—	—	—	—	—	690	—	—	690
Exercise of stock options, net of $0 of taxes	430,000	4	2,798	—	—	—	—	—	2,802

BALANCE—December 31, 2003	11,910,977	119	37,850	—	(1,000)	(299)	213	(37,948)	(1,065)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(11,177)	(11,177)
Cumulative translation adjustment	—	—	—	—	—	—	(791)	—	(791)

Total comprehensive loss									(11,968)
Deferred compensation on option grant	—	—	188	—	—	(188)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	374	—	—	374
Issuance of common stock, net of offering costs	408,496	4	4,972	—	—	—	—	—	4,976
Exercise of stock options, net of $0 of taxes	224,810	2	1,991	—	—	—	—	—	1,993
Purchases of treasury stock	(82,531)	—	—	(1,009)	—	—	—	—	(1,009)

BALANCE—December 31, 2004	12,461,752	$125	$45,001	$(1,009)	$(1,000)	$(113)	$(578)	$(49,125)	$(6,699)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(6,664)	(6,664)
Cumulative translation adjustment	—	—	—	—	—	—	1,121	—	1,121

Total comprehensive loss									(5,543)
Amortization of deferred compensation	—	—	—	—	—	70	—	—	70
Issuance of common stock, net of offering costs	3,400,000	34	26,406	—	—	—	—	—	26,440
Conversion of notes	1,791,830	18	19,731	—	—	—	—	—	19,749
Repurchase of warrant	—	—	(2,016)	—	—	—	—	—	(2,016)
Exercise of stock options, net of $0 of taxes	105,000	1	808	—	—	—	—	—	809
Employee stock purchase plan	10,722	1	76	—	—	—	—	—	77
Repayment of note receivable from shareholder	—	—	—	—	1,000	—	—	—	1,000
Purchases of treasury stock	(105,000)	(1)	—	(1,285)	—	—	—	—	(1,286)

BALANCE—December 31, 2005	17,664,304	$178	$90,006	$(2,294)	$—	$(43)	$543	$(55,789)	$32,601

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,664)	$(11,177)	$(4,388)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,984	9,943	8,250
Debt conversion expense	2,898	—	—
Restructuring charges	499	711	—
Provision for bad debts	213	79	153
Stock compensation expense	70	374	690
Loss from equity method investments	—	—	896
Amortization of debt discount	267	356	356
Changes in assets and liabilities, net of the effect of acquisitions:
Trade accounts receivable	5,135	(5,301)	(1,349)
Prepaids and other assets	340	(128)	(1,140)
Accounts payable and accrued liabilities	(2,014)	3,534	5,319
Customer deposits and deferred revenue	(2,222)	4,220	4,267

Total adjustments	15,170	13,788	17,442

Net cash provided by operating activities	8,506	2,611	13,054

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,675)	(9,426)	(7,482)
Acquisition of equity method investees, net of acquired cash	—	(7,251)	—

Net cash used in investing activities	(8,675)	(16,677)	(7,482)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(4,583)	(1,116)	(1,497)
Issuance of common stock, net of offering costs	26,440	4,976	—
Debt conversion expense	(2,898)	—	—
Repurchase of warrant	(1,600)	—	—
Proceeds from stock plans	77	—	—
Repayment of note receivable from shareholder	1,000	—	—
Purchases of treasury stock	(321)	(258)	—
Proceeds from exercise of stock options	809	1,993	2,802

Net cash provided by financing activities	18,924	5,595	1,305

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(717)	126	7

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,038	(8,345)	6,884
CASH AND CASH EQUIVALENTS—Beginning of year	10,595	18,940	12,056

CASH AND CASH EQUIVALENTS—End of year	$28,633	$10,595	$18,940

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In thousands, except share data)

1. ORGANIZATION AND NATURE OF OPERATIONS

TRX, Inc. and its subsidiaries (“we”, “us” or “our”) provide transaction processing and data integration services to the global travel industry. We also serve clients in other industries involved with or affected by travel-related processes, such as credit card issuers. Our hosted technology and services allow our clients to efficiently manage the activities related to travel and travel-related transactions, as well as the vast number of complex and dynamic data records generated by these transactions. We are majority-owned by BCD Technology, S.A. (“BCD”).

The accompanying consolidated financial statements include the accounts of TRX and its subsidiaries for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. Due to the acquisition of the remaining interests of our European equity method investments in January 2004 (Note 10), we have consolidated these operations since January 2004. Prior to 2004, our consolidated results consisted of our operations in the United States and France.

2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Cash and Cash Equivalents—We consider all highly liquid investments with purchased maturities of three months or less to be cash equivalents. Cash equivalents consisted solely of money market funds and investment grade commercial paper at December 31, 2005 and 2004. Interest income during fiscal 2005, 2004 and 2003 was $351, $145 and $79, respectively.

Trade Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. Management reviews the accounts receivable by aging category to identify specific customers with known disputes or collectibility issues. In determining the amount of the reserve, management makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. The following table shows our allowance for doubtful accounts, and the associated activity in each of the three years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Beginning balance	$(597)	$(555)	$(728)
Provision for bad debts	(213)	(79)	(153)
Allowance added upon purchase of European equity interests	—	(220)	—
Writeoffs, net of recoveries	315	257	326

Ending balance	$(495)	$(597)	$(555)

Property and Equipment—Property and equipment are stated at cost. Depreciation is recorded over the estimated useful lives of the assets using the straight-line method. The useful lives of computers, software, office equipment, and furniture range from three to seven years. Amortization of leasehold improvements is recorded over the shorter of the terms of the leases or estimated useful lives of five to seven years using the straight-line method.

We have incurred expenditures for software used to facilitate internal data consolidation processes and to enable transaction processing services for our clients. We follow the guidance set forth in AICPA Statement of Position 98-1, “Accounting for the Cost of Software Developed or Obtained for Internal Use.” Software costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use is charged to technology development expense as incurred until the project enters the application development phase. Costs incurred in the application development phase are capitalized and depreciated over the estimated useful life of three years, beginning when the software is ready for use.

The following details the components of property and equipment at December 31, 2005 and 2004:

	2005	2004
Computers, purchased software, and equipment (3-5 years)	$33,055	$31,855
Leasehold improvements (up to 7 years)	6,292	5,815
Furniture and fixtures (7 years)	4,802	4,439
Internally-developed software costs (3 years)	6,931	8,604

	51,080	50,713
Accumulated depreciation	(33,645)	(31,200)

	$17,435	$19,513

Included in the above table are capital lease assets with costs of $1,718 and $1,951 at December 31, 2005 and 2004, respectively, and accumulated depreciation of $1,142 and $1,181, respectively. Depreciation expense was $9,779, $9,786 and $8,230 for the years ended December 31, 2005, 2004 and 2003, respectively.

Goodwill—We have two reporting units as defined by SFAS No. 142, “Goodwill and Other Intangible Assets.” We use September 30 as our annual impairment testing date for goodwill. Based on the results of our annual impairment tests, there was no impairment of goodwill at September 30, 2005, 2004 or 2003. Our goodwill was acquired through the 1999 purchase of International Software Products in the United States, and the 2004 purchase of the remaining unowned interests in the United Kingdom and Central Europe equity method investments as described in Note 10.

The following table discloses the changes in the carrying amount of goodwill during the years ended December 31, 2005 and 2004:

	2005	2004
Beginning balance	$21,512	$3,473
Goodwill acquired (see Note 10)	—	18,039

Ending balance	$21,512	$21,512

Other Intangible Assets—We recorded $615 to recognize the value of certain customer relationships as part of our purchase of our European equity method investments in 2004 (Note 10). These amounts are being amortized on a straight-line basis over eight years, and are included as part of Other Assets in the accompanying consolidated balance sheets.

Impairment of Long-Lived Assets—We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. In management’s opinion, the carrying values of long-lived assets, including property and equipment and other intangible assets are not impaired at December 31, 2005.

Equity Method Investments—We use the equity method to account for our investment in an entity when we have significant influence but not control over the entity’s operations. Under the equity method, we initially record our investment at cost and then adjust the carrying value of the investment to recognize our proportional share of the entity’s net income or loss. We accounted for our investments in TRX Europe and TRX Central Europe under the equity method through 2003. See Notes 9 and 10.

Other Assets—At December 31, 2005 and 2004, other assets include $101 and $358, respectively, of deferred costs associated with the issuance of debt and convertible notes (Notes 4 and 5). These costs are being amortized to interest expense using the straight-line method over the life of the related debt.

Accounts Payable and Accrued Liabilities—This balance consists of the following components at December 31, 2005 and 2004:

	2005	2004
Accounts payable and other	$8,745	$11,494
Personnel-related accruals	7,476	7,618
Client-related accruals	6,610	6,358
Restructuring accruals	437	1,900
Accrued interest	572	1,939
Facility-related accruals	465	1,834

	$24,305	$31,143

Customer Deposits and Deferred Revenue—Several customer agreements require prepayments to the Company for transaction revenue. These deposits are recognized as revenue as the service is provided. In addition, deferred revenue primarily represents implementation fees that are prepaid, and recognized as revenue when earned. Customer deposits and deferred revenue consist of the following at December 31, 2005 and 2004:

	2005	2004
Customer deposits	$9,100	$11,766
Deferred revenue	2,824	2,649

Total customer deposits and deferred revenue	$11,924	$14,415

Revenue Recognition and Cost Deferral—We recognize revenue in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” when all of the following have occurred: (1) persuasive evidence of an arrangement exists; (2) services have been performed; (3) the fee for services is fixed or determinable; and (4) collectibility is reasonably assured. Generally, these criteria are considered to have been met as follows:

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

We apply EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” which requires that client reimbursements received for direct costs paid to third parties and related expenses be characterized as revenue. Client reimbursements represent direct costs paid to third parties primarily for voice and data and items such as paper tickets.

Concentration of Credit Risk—A significant portion of our revenues is derived from a limited number of clients. Contracts with the major clients may be terminated by the client if we fail to meet certain performance criteria. Expedia.com accounted for 35%, 36% and 51% of revenues during fiscal 2005, 2004 and 2003, respectively. Citibank accounted for 12% of revenues during fiscal 2005, Expedia.co.uk accounted for 10% and 12% of revenues during 2005 and 2004, respectively, and US Airways accounted for 11% of revenues during 2003. At December 31, 2005 and 2004, 28% and 9%, respectively, of our accounts receivable related to Citibank, and 0% and 4%, respectively, of our accounts receivable related to Expedia.co.uk.

Fair Value of Financial Instruments—The carrying values of cash and cash equivalents, trade accounts receivable, accounts payable, and other financial instruments approximate their fair values principally because of the short-term nature of these instruments. The fair values of our long-term debt and convertible notes are estimated based on the current rates offered to us for debt of similar terms and maturities. Under this method, the fair values of our long-term debt and convertible notes were not materially different than the carrying value at December 31, 2005.

Earnings per Share—Basic earnings per share is computed by dividing reported loss available to common shareholders by weighted average shares outstanding during the period. Loss available to common shareholders is the same as reported net loss for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders, adjusted for the earnings effect of potentially dilutive securities, by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All common stock equivalents with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earning per share. The diluted share base for fiscal 2005, 2004 and 2003 excludes incremental shares related to convertible debt, warrants to purchase common stock and employee stock options as follows:

	2005	2004	2003
Convertible debt	1,391	1,813	1,813
Accrued but unpaid interest on convertible debt	125	115	68
Warrants	47	63	—
Employee stock options	59	104	54

Total	1,622	2,095	1,935

These shares were excluded due to their anti-dilutive effect on the loss per share recorded in each of the years presented. No additional securities were outstanding that could potentially dilute basic earnings per share.

Stock-Based Employee Compensation—We have stock-based employee compensation plans (Note 7). The TRX, Inc. Omnibus Incentive Plan was amended upon our initial public offering in September 2005 to, among other things, increase the number of shares available for issuance to employees from 1.3 million to 3.3 million, and to expand the types of awards permitted to be made. In addition, we also amended our TRX, Inc. Employee Stock Purchase Plan to reflect our public company status, among other things. 500,000 shares are reserved for issuance under our ESPP. We have elected to account for our plans using the intrinsic value method under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” which requires the recording of compensation expense for some, but not all, stock-based compensation, rather than the alternative accounting permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” For purposes of the pro forma disclosures required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” we have computed the value of all stock-based awards issued prior to our initial public offering on September 27, 2005 using the minimum value method. The following assumptions were used for grants in fiscal 2004: dividend yield and volatility of zero, risk-free interest rate of 3.43%, and expected life of five years. On September 27, 2005, we issued 1.5 million stock options as part of our initial public offering, and have computed the value of these stock-based awards using the fair value method, employing the Black-Scholes model. The following assumptions were used for these grants in 2005: dividend yield of zero, volatility of 22.2% to 31.3%, risk-free interest rate of 4.11%, and an expected life of 2.00 to 4.25 years. No other awards were granted during 2005, and there were no grants in fiscal 2003.

If we had accounted for our stock-based awards under SFAS No. 123, pro forma net loss for the years ended December 31, 2005, 2004 and 2003 would have been as follows:

	2005	2004	2003
Net loss—as reported	$(6,664)	$(11,177)	$(4,388)
Add: Stock-based employee compensation expense included in reported net income	70	374	690
Deduct: Stock-based compensation expense determined under fair value-based method	(567)	(494)	(723)

Pro forma net loss	$(7,161)	$(11,297)	$(4,421)

Basic and diluted loss per share—as reported	$(0.48)	$(0.91)	$(0.38)
Pro forma basic and diluted loss per share	$(0.52)	$(0.92)	$(0.39)

Income Taxes—We account for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to amounts expected to be realized when appropriate.

Statement of Cash Flows—Cash paid for interest was $1,898, $2,059 and $1,180 for the years ended December 31, 2005, 2004 and 2003, respectively. Cash paid for income taxes was $0, $13 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively. During fiscal 2005, we issued debt of $964 relating to our purchase of stock associated with options exercised. During fiscal 2004, we entered into capital leases for certain equipment purchases totaling $1,853, issued debt relating to the purchase of our European joint ventures (Note 10) denominated in British pounds sterling and Swiss francs of $4,877 and issued debt relating to our repurchase of stock of $752.

Foreign Currency Translation—We have subsidiaries operating in the United Kingdom and Germany at December 31, 2005. The functional currency of our European operations is the local currency. Gains and losses on transactions denominated in currencies other than the functional currency are included in determining net income (loss) for the period in which the exchange rates change. Foreign exchange transaction gains or losses were not significant. Balance sheet accounts of international subsidiaries are translated at the year-end exchange rate, and income statement accounts are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of shareholders’ equity (deficit).

Foreign Currency Exchange Risk—Approximately 26% of our consolidated revenues for the year ended December 31, 2005 and 15% of our consolidated assets at December 31, 2005 are associated with operations outside of the United States. In addition, at December 31, 2005, we had debt denominated in British pounds sterling and Swiss francs. The U.S. dollar balance sheets and statements of operations for these businesses are subject to currency fluctuations. We are most vulnerable to fluctuations in the British pound and euro against the U.S. dollar. We are also subject to currency fluctuations in the Swiss franc and Indian rupee. Historically, we have not entered into derivative financial instruments to mitigate this risk, as it has not been cost-effective to do so. The impact of currency fluctuations on our results of operations has not been significant since both revenues and operating costs of these businesses are denominated in local currency.

Segment Reporting—Operating segments are defined by Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS No. 131”). Our chief operating decision maker currently operates one operating segment and the expense structure of the business is managed functionally. Our measure of segment profit is consolidated operating income.

Our revenue, aggregated by service offering, is as follows for each of the three years in the period ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Transaction processing	$72,083	$66,410	$49,078
Data integration	16,300	10,512	5,966
Customer care	27,322	32,476	17,716

Transaction and other revenues	115,705	109,398	72,760
Client reimbursements	2,911	4,061	1,750

Total	$118,616	$113,459	$74,510

The following is a geographic breakdown of revenues for the years ended December 31, 2005, 2004 and 2003, and a geographic breakdown of long-lived assets at December 31, 2005 and 2004:

	2005	2004	2003
Revenues:
United States	$88,216	$83,149	$73,894
United Kingdom	19,201	19,123	—
Other International	11,199	11,187	616

	$118,616	$113,459	$74,510

Long-Lived Assets:
United States	$14,755	$16,331	$14,800
United Kingdom	1,692	2,043	—
Other International	988	1,139	354

	$17,435	$19,513	$15,154

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

Recent Accounting Pronouncements—In December 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS 123(R)”) entitled, “Share-Based Payment.” This standard requires the recognition of compensation expense for the grant-date fair value of all share-based awards granted to employees, and will be adopted by us in the fiscal quarter beginning January 1, 2006. We will use the modified prospective method for our adoption of SFAS 123(R), and anticipate that the related incremental compensation expense during fiscal 2006 for existing unvested options, as well as shares purchased by employees under our Employee Stock Purchase Plan, will range from $1.2 million to $1.4 million assuming no new grants of stock options in 2006.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. FIN 47 permits, but does not require, restatement of interim financial information. The provisions of FIN 47 are effective for reporting periods ending after December 15, 2005. The adoption of FIN 47 had no material impact on our consolidated financial statements.

In May 2005, the FASB issued Statement No. 154 entitled, “Accounting Changes and Error Corrections,” which will be effective in the first quarter of fiscal year 2006. This statement addresses the retrospective application of such changes and corrections and we will follow the provision of this standard in the event of any future accounting changes.

3. COMMITMENTS AND CONTINGENCIES

Lease Obligations—We lease certain facilities and equipment under noncancelable operating lease agreements which expire at various times through fiscal 2011. Future minimum annual lease payments under the related noncancelable operating leases at December 31, 2005 are as follows:

2006	$3,437
2007	2,935
2008	1,784
2009	447
2010	458
Thereafter	352

Total	$9,413

Rental expense for fiscal 2005, 2004 and 2003 was $3,742, $3,938 and $2,925, respectively.

Employment Agreements—We have entered into employment agreements with certain key executives. The agreements provide for compensation and benefits through the expiration of the individual agreement upon termination of employment, other than by the employee voluntarily or by us for cause. Minimum commitments under these agreements are $1,044 during fiscal 2006.

Service Agreement—We have a service agreement with an unrelated party that provides certain labor services to us. Related expenses of $2,580, $600 and $0 were recognized during fiscal 2005, 2004 and 2003, respectively. The agreement expires August 2007 and we have committed to purchase a minimum of $3,215 of services during the remainder of the agreement.

Litigation—We are involved in various claims and lawsuits incidental to our business. In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on our financial position, liquidity, or results of operations.

Savings Plan—In the U.S., we participate in a 401(k) profit-sharing plan (the “Plan”) under which substantially all full-time employees are eligible to participate. Participants are also eligible to receive a discretionary match. Total expense recognized under the Plan was $520, $540 and $609 for fiscal 2005, 2004 and 2003, respectively. Prior to January 1, 2006, the Plan was sponsored by WorldTravel Partners, an affiliated entity.

In the United Kingdom and Germany, and in Switzerland prior to 2005, we participate in defined-contribution plans. Total expense recognized under these plans was $114 and $982 in 2005 and 2004, respectively. We did not participate in these plans prior to 2004.

4. DEBT

Debt consists of the following as of December 31, 2005 and 2004:

	2005	2004
Seller notes	$2,553	$6,144
Other notes	987	752
Capital lease obligations	576	1,294

	4,116	8,190
Less current maturities	2,207	3,607

	$1,909	$4,583

Seller notes consist of unsecured promissory notes issued to the former owners of companies acquired by us, and are outstanding at December 31, 2005 and 2004 as follows:

2005		2004		Interest Rate	Repayment Terms
$—		$166		7.00%	Repaid upon April 2005 maturity, owed to a shareholder
949	*	3,185	*	Variable, 5.50% at December 31, 2005	Due January 2007; denominated in British Pounds and owed to a shareholder
236	*	411	*	6.50%	Three equal annual installments in January 2005 through 2007; denominated in Swiss Francs and owed to a shareholder
1,368		2,382		6.50%	Three equal annual installments in January 2005 through 2007; denominated in Swiss Francs

$2,553		$6,144		Total

*	The lender may accelerate the note upon a reduction of our ownership by BCD Technology, S.A. (“BCD”) to 50% or less, or upon a reduction of ownership by us in the subsidiaries that issued the notes to 50% or less.

From time to time, we enter into capital lease agreements with equipment vendors. The agreements are collateralized by the leased assets, bear interest ranging from 6.5% to 7.9%, are payable in monthly installments, and expire on dates ranging from May 2006 to June 2007. Other notes are unsecured and bear interest at fixed rates ranging from 3.73% to 5.25%, and are due periodically from March 2006 to December 2006.

The aggregate maturities of debt are as follows:

2006	2,207
2007	1,909

$4,116

In December 2004, we entered into a $10.0 million revolving line of credit facility expiring August 2006. In November 2005, certain terms of the facility were amended including the expiration date, which is now May 2007. The lender holds a senior security interest in all of our domestic assets, and a 66% interest in the stock of our international subsidiaries. Under the facility, we are subject to certain financial covenants, including maintenance of certain leverage ratios. The facility also requires that we reduce our borrowings to $2.0 million or less for 30 days during each calendar quarter. Further, we are restricted in our ability to, among other things, make advances to our European operations, make acquisitions, make capital expenditures, incur additional indebtedness and pay dividends. We pay a variable rate of interest on draws, at LIBOR plus 0.5%, and an annual fee of 0.5% of the unused portion of the $10.0 million commitment. As of December 31, 2005, we are in compliance with all financial covenants, $10.0 million was available for borrowing, and there were no borrowings against the facility.

5. CONVERTIBLE NOTES

In November 2001, we issued 7% convertible notes totaling $20,000 to shareholders of TRX. The notes are due in full in November 2006. In December 2004, the notes were amended to subordinate them to the senior secured revolving credit facility and to increase the interest rate to 11%. Further, if the convertible notes are not paid when due, the rate of interest will increase to 13% until repaid, with such interest rate applied retroactively from December 31, 2004. In management’s view, the likelihood of this interest rate increase to 13% is remote. Accordingly, we are recording interest expense at 11%. The notes are junior and subordinated to the Company’s senior secured revolving credit facility. Interest is either payable in cash semiannually or upon settlement in cash or common stock, at the election of the holder.

Pursuant to agreements we entered into with holders of the convertible notes in July 2005 and September 2005 and in consideration of the payment by us of $700 to certain holders of our convertible notes to effect the conversion of the convertible notes, $18,640 of convertible notes were converted into 1,689,925 shares of common stock and 101,905 shares of common stock were issued to the holders of such convertible notes in satisfaction of accrued interest on such convertible notes immediately prior to the closing of our initial public offering of common stock, on September 30, 2005. The $700 was paid to these noteholders to effect the conversion of the convertible notes held by such noteholders. Accordingly, the $700 payment has been accounted for as a charge to earnings and is included in “debt conversion expense” in the accompanying consolidated statements of operations for fiscal 2005. The remaining notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $11.03, subject to adjustments, totaling 123,312 shares of common stock (plus shares related to accrued and unpaid interest, if any).

A warrant to purchase 640,285 shares of common stock at $11.03 was issued with the November 2001 convertible notes. The value of the warrant, determined to be $1,782 based on the relative fair value of the warrant to the notes, was accounted for as a debt discount and was being amortized to interest expense over the contractual term of the related notes. On September 30, 2005, pursuant to an agreement we entered into with the holder of the warrant on July 8, 2005, as amended on September 22, 2005, we purchased the warrant at a price of $3,800. The fair value of the warrant at the date of purchase approximated $1,600 and, to effect the conversion of the convertible note held by the warrant holder, we paid the warrant holder an additional $2,200. Accordingly, the $1,600 has been accounted for as a reduction of additional paid-in capital and the $2,200 has been accounted for as a charge to earnings and is included in “debt conversion expense” in the accompanying consolidated statements of operations for fiscal 2005. The remaining unamortized portion of the debt discount of $416 was recorded as a reduction to additional paid-in-capital during fiscal 2005.

6. INCOME TAXES

Deferred taxes are as follows at December 31, 2005 and 2004:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards—U.S.	$15,428	$11,294
Net operating loss carryforwards—foreign	5,218	6,406
Accruals	1,138	1,782
Allowance for doubtful accounts	74	146

Total deferred tax assets	21,858	19,628

Deferred tax liabilities:
Property and equipment	368	752

Total deferred tax liabilities	368	752

Net deferred tax asset	21,490	18,876
Valuation allowance	(21,490)	(18,876)

Net deferred taxes	$—	$—

At December 31, 2005 and 2004, U.S. net operating losses of $39,559 and $28,958, respectively, are available to offset future taxable income through 2025. Benefits for income taxes are not presented in the accompanying statements of operations, as the net deferred tax assets have been fully reserved. The valuation allowance was recorded because management is unable to conclude that it is more likely than not that our net deferred tax assets will be realized. A reconciliation of income taxes at the federal statutory rate to the tax provision recorded by the Company for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Federal income tax benefit at statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes—net of federal benefit	(5.0)	(5.0)	(5.0)
Other	1.1	0.5	0.7
Change in deferred tax asset valuation allowance	37.9	38.5	38.3

	0.0%	0.0%	0.0%

7. SHAREHOLDERS’ EQUITY

Issuance of Common Stock—In September 2005, we completed our initial public offering of 3.4 million shares at an offering price of $9.00 per share, which resulted in proceeds to us of approximately $26,440, net of offering costs. In addition, we issued 1.8 million shares in connection with the conversion of $18,640 face amount of 11% convertible notes plus accrued and unpaid interest on such notes. In fiscal 2004, we issued 408,496 shares of our common stock for proceeds of $4,976. The proceeds of these common stock issuances were used for general corporate purposes.

Stock Options—In September 2005, we amended and restated the TRX, Inc. Omnibus Incentive Plan (the “Stock Plan”). Pursuant to the Stock Plan, we are authorized to issue options to purchase 3,300,000 shares of common stock. The Stock Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. Options generally vest ratably and become exercisable over four years and expire ten years from the date of grant. The weighted average grant-date fair value of the options granted during fiscal 2005, calculated using the Black-Scholes model, ranged from $1.53 to $2.88. The weighted average grant-date fair value of the options granted during fiscal 2004, calculated using the minimum-value method, was $2.79. No options were granted during fiscal 2003. At December 31, 2005, options to purchase 600,380 shares of common stock were available for future grant under the Plan.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$8.14 – $9.00	1,500,000	9.7	$9.00	150,000	$9.00
$9.35 – $12.24	439,810	6.7	$10.54	247,405	$10.08

	1,939,810		$9.35	397,405	$9.67

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1	584,810	$10.06	754,620	$10.45	1,184,620	$9.03
Granted	1,507,000	9.00	180,000	11.20	—	—
Cancelled	(47,000)	10.73	(125,000)	9.89	—	—
Exercised	(105,000)	7.69	(224,810)	8.85	(430,000)	6.52

Outstanding at December 31	1,939,810	$9.35	584,810	$10.06	754,620	$10.45

In connection with the issuance of options in December 1999, June 2001 and February 2004, we recognized $2,257, $781 and $188, respectively, as deferred compensation for the excess of the estimated fair value of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. Deferred compensation is amortized ratably over the vesting period of the options.

Stock Warrants—In connection with the issuance of convertible debt in November 2001 (Note 5), we issued warrants to holders of the notes to purchase 640,285 shares of common stock with an exercise price of $11.03 per share. The warrants were valued at $1,782 and were purchased by us in September 2005 (Note 5).

Preferred Stock—We authorized the issuance of 10,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 2005 and 2004, no preferred stock was outstanding.

Note Receivable from Shareholder—In connection with a July 2001 sale of common stock, we loaned one of our officers $1,000, all of which was repaid in May 2005.

8. RELATED-PARTY TRANSACTIONS

WorldTravel BTI is majority-owned by our majority shareholder, BCD. During fiscal 2005, 2004 and 2003, we recognized revenues from WorldTravel BTI, totaling $8,174, $7,229 and $5,989, respectively. At December 31, 2005 and 2004, respectively, $406 and $426 was receivable from WorldTravel BTI.

Hogg Robinson plc and its affiliates (“Hogg Robinson”) own a portion of our stock. We have a shared services agreement with Hogg Robinson under which it provides administrative services, office space and technology. During fiscal 2005 and 2004, we recognized transaction and other revenues of $1,585 and $1,424, respectively, and expenses for shared services totaling $3,265 and $3,785, respectively. At December 31, 2005 and 2004, respectively, $323 and $2,030 was payable to Hogg Robinson. There were no such revenues or expenses in 2003.

Sabre Investments, Inc. (“Sabre”) owns a portion of our stock. During fiscal 2005, 2004 and 2003, we incurred costs for connectivity fees and licensing technology from Sabre of $290, $145 and $641, respectively. At December 31, 2005 and 2004, respectively, we had no payables to Sabre.

9. EQUITY METHOD INVESTMENTS

In February 2000, we entered into a 50% joint venture to provide transaction processing, customer support, and technology services in certain European countries (“TRX Europe”). In January 2001, we acquired a 34% interest in an entity to provide transaction processing and customer support services in Switzerland, Germany, and Austria (“TRX Central Europe”). The above investments were accounted for under the equity method of accounting prior to 2004 (Note 10). No advances were made to the above investments in 2003. Summarized operating information for these investments for the year ended December 31, 2003 is as follows:

2003
Revenues:
TRX Europe	$15,893
TRX Central Europe	7,535

Total revenues	$23,428

Net Loss:
TRX Europe	$(416)
TRX Central Europe	(2,024)

Total net loss	$(2,440)

TRX Equity in Loss of Investments:
TRX Europe	$(208)
TRX Central Europe	(688)

Total equity in loss of investments	$(896)

10. EUROPE PURCHASE

In January 2004, we purchased an additional 50% of TRX Europe (bringing our ownership to 100%) for $13.0 million. The purchase price included cash of $10.0 million and a promissory note of $3.0 million. In January 2004, we purchased an additional 66% of TRX Central Europe (bringing our ownership to 100%) from two entities for $2.8 million. The purchase price included cash of $0.3 million and two promissory notes totaling $2.5 million. These step acquisitions were recorded using the purchase method of accounting, which included an evaluation of the existence of any identifiable intangibles at the date of acquisition, such as marketing-related, customer-related, contract-based, and technology-based intangible assets. Customer relationships were the only identifiable intangible asset and were valued based on discounted cash flows. None of the goodwill is deductible for tax purposes. The following table summarizes the fair values of the assets acquired and liabilities assumed:

	TRX Europe	TRX Central Europe
Current assets	$3,115	$2,335
Property and equipment	2,023	868
Goodwill	13,661	4,378
Customer-related intangible assets	70	545

Total assets acquired	18,869	8,126
Current liabilities	(5,294)	(5,729)
Elimination of investment	(622)	440

Total consideration	$12,953	$2,837

We purchased the remaining interests in our European joint ventures to gain control of European operations, ensuring an independent, global reach in support of our increasingly global client base. Due to the strategic nature of the acquisition, low asset base, and expected cash flows of existing relationships, a significant amount of goodwill was recorded in connection with the acquisitions.

The following unaudited pro forma results of operations for our fiscal year ended December 31, 2003 have been prepared assuming the acquisitions were effective on January 1, 2003. Pro forma results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the assumed date, nor are they necessarily indicative of future results. Pro forma operating results are for information purposes only and are as follows:

	As Reported	Pro Forma (Unaudited)
Revenue	$74,510	$97,938
Net loss	$(4,388)	$(5,932)
Basic and diluted loss per share	$(0.38)	$(0.52)

11. RESTRUCTURING

In fiscal 2004, we consolidated our European operating locations to Germany by closing our operations in France and Switzerland. These initiatives resulted in severance-related and lease termination costs of $1,166 relating to Switzerland, reflected in the purchase accounting discussed in Note 10.

Severance-related costs of $305 relating to France were accrued in fiscal 2004 in accordance with SFAS No. 146, since the French business has been 100% owned prior to 2004, and were paid in fiscal 2005. Lease termination costs of $397 were accrued in fiscal 2004 and were settled in fiscal 2005. Operational transition costs of $194 were incurred in fiscal 2004 to migrate functions to Berlin. Asset impairment charges of $711 were recorded in fiscal 2004, and $125 was accrued in fiscal 2004 for other costs associated with ceasing operations.

In fiscal 2005, we closed our Orangeburg, South Carolina call center, and recorded restructuring charges of $2,327 related to severance, lease abandonment, operational transition costs and accelerated depreciation, net of a $92 expense reduction recorded to reflect lower expected lease termination costs in Switzerland. During fiscal 2005, we paid all of the employee termination benefits and transition costs related to Orangeburg, and expect to pay statutory shutdown costs in Switzerland through mid-2006, and to pay the remaining lease termination costs over the remaining term of the leases, through mid-2006 in Switzerland and through fiscal 2008 in Orangeburg, South Carolina.

A summary of the accruals associated with the above restructuring activities is as follows:

	Liability Balance at December 31, 2004	Costs Charged During 2005	Cash Payments During 2005	Liability Balance at December 31, 2005
One-time employee termination benefits	$1,020	$290	$(1,310)	$—
Lease termination costs	667	1,325	(994)	998
Other related costs	213	213	(358)	68

Total accrued	$1,900			$1,066

Current portion				(437)

Long-term portion				$629

Non-cash accelerated depreciation		499

Total restructuring charges		$2,327

	Liability Balance at December 31, 2003	Costs Accrued in Purchase Accounting	Costs Charged During 2004	Cash Payments During 2004	Liability Balance at December 31, 2004
One-time employee termination benefits	$—	$808	$305	$(93)	$1,020
Lease termination costs	—	270	397	—	667
Other related costs	—	88	125	—	213

Total accrued	$—				$1,900

Non-cash asset impairment charges			711
Transition expenses			194

Total restructuring charges			$1,732

12. SUBSEQUENT EVENTS

In February 2006, we entered into a five year agreement related to global business development with E2E SerWiz Solutions, Ltd. (“SWS”), a subsidiary of TATA Sons Ltd. Pursuant to the agreement, the parties will market their respective offerings in the global travel marketplace in consideration for specified fees based on new business referred. Additionally, in February 2006, we entered into a shared services agreement with SWS, effective November 1, 2005, in which we agreed to facilitate SWS’ establishment of U.S.-based customer care operations in 2006. The agreement outlines the framework through which we will transfer all of our U.S.-based customer care operations, located in Parkersburg, West Virginia and Milton, Florida, to SWS. The transfer of assets and liabilities is contingent upon the achievement of certain events and conditions, all of which are expected to occur by the end of the calendar year 2006. Under the terms of the agreement, SWS will compensate us for the assets and for providing consulting and transition services through December 31, 2006. During the transition period, we will retain SWS as a subcontractor.

13. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly results for each of the quarters in the two years ended December 31, 2005 and 2004 are as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
2005
Revenue	$31,509	$30,453	$29,650	$27,004
Operating (loss) income	(133)	(1,996)	436	173
Net (loss) income	(890)	(2,732)	(3,344)	302
Basic and diluted net (loss) income per share	(0.07)	(0.22)	(0.27)	0.02

2004
Revenue	$28,705	$28,509	$28,960	$27,285
Operating income (loss)	248	(1,851)	(2,492)	(4,759)
Net loss	(294)	(2,406)	(3,074)	(5,403)
Basic and diluted net loss per share	(0.02)	(0.20)	(0.25)	(0.43)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of December 31, 2005, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Executive Officers and Directors

Information relating to our nominees for director and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2006. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005. Information relating to our executive officers, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4A of this report under the caption “Executive Officers of the Registrant.” Such information is incorporated herein by reference.

Code of Ethics

We have adopted the TRX, Inc. Code of Business Conduct and Ethics, which applies to all of our employees, officers and directors. The Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is both our principal financial and principal accounting officer), as well as all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of conduct under the NASDAQ listing standards. The Code of Business Conduct and Ethics is posted on our website at www.trx.com under the links “Investor Center—Corporate Governance—Conduct.” We intend to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our website at www.trx.com.

Item 11.	Executive Compensation

Information required by this Item 11 relating to executive compensation and other matters is set forth under the captions “Executive Compensation,” “Director Compensation,” and “Compensation, Corporate Governance and Nominating Committee Interlocks and Insider Participation” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to ownership of our common stock is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference. Information regarding securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information relating to existing or proposed relationships or transactions between us and any of our affiliates is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information relating to our principal accountant’s fees and services is set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report.

1.	Consolidated Financial Statements

Our consolidated financial statements listed below are set forth in “Item 8—Financial Statements and Supplementary Data” of this report.

2.	Financial Statement Schedules

All schedules to our consolidated financial statements have been omitted because they are not required under the related instruction or are inapplicable, or because we have included the required information in our consolidated financial statements or related notes.

3.	Exhibits

The exhibits filed as part of the Annual Report on Form 10-K and listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated in this Item 15 by reference.

(b)	Exhibits

See Item 15(a) (3) above.

(c)	Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRX, Inc.

By:	/S/ NORWOOD H. (“TRIP”) DAVIS, III
Norwood H. (“Trip”) Davis, III
President, Chief Executive Officer and Director

Date:	February 22, 2006

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Norwood H. (“Trip”) Davis, III and Timothy J. Severt, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the calendar year ended December 31, 2005, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ NORWOOD H. (“TRIP”) DAVIS, III Norwood H. (“Trip”) Davis, III	President, Chief Executive Officer and Director (principal executive officer)	February 22, 2006

/S/ LINDSEY B. SYKES Lindsey B. Sykes	Chief Financial Officer (principal financial and accounting officer)	February 22, 2006

/S/ JOHAN G. DRECHSEL Johan G. Drechsel	Chairman of the Board and Director	February 22, 2006

/S/ JOHN F. DAVIS, III John F. Davis, III	Director	February 22, 2006

/S/ JOHN A. FENTENER VAN VLISSINGEN John A. Fentener van Vlissingen	Director	February 22, 2006

/S/ HARRY A. FEUERSTEIN Harry A. Feuerstein	Director	February 22, 2006

/S/ MICHAEL W. GUNN Michael W. Gunn	Director	February 22, 2006

TRX, INC.

FORM 10-K

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of TRX, Inc. (4)

3.2	Amended and Restated Bylaws of TRX, Inc. (4)

4.1	Specimen Common Stock certificate. (5)

10.1	Letter Agreement, dated December 31, 2004, by and among BCD Technology, S.A. and Norwood H. Davis, III, Davis Family Holdings, LLC and Davis Family Holdings II, LLC. (1)

10.2	Letter Agreement, dated November 16, 2001, by and between TRX, Inc. and Davis Family Holdings, LLC. (1)

10.3	Convertible Promissory Note, dated November 16, 2001, as amended December 30, 2004, made by TRX, Inc. in favor of Davis Family Holdings, LLC. (1)

10.4	Amended and Restated Promissory Note and Security Agreement, dated February 8, 2005, made by Davis Family Holdings, LLC in favor of TRX, Inc. (1)

10.5	Credit Agreement, dated December 30, 2004, by and between TRX, Inc. and Bank of America, N.A. (2)

10.6	Services Agreement, dated December 23, 2002, by and between American Airlines, Inc. and TRX Fulfillment Services, LLC. (2)

10.7	Amended and Restated Agreement for the Provision of Services, dated December 1, 2005, by and between TRX, Inc. and American Express Travel Related Services Company, Inc. †*

10.8	Service Agreement, dated July 1, 2004, by and between TRX Data Services, Inc. and American Express Travel Related Services Company, Inc. (3)

10.9	Employment Contract, dated December 31, 2004, by and between Norwood H. Davis, III and TRX, Inc. (1)

10.10	Employment Contract, dated April 1, 2001, as amended August 5, 2004 and April 27, 2005, by and between Lindsey Sykes and TRX, Inc. (1)

10.11	Employment Contract, dated February 1, 2000, as amended July 1, 2001, November 1, 2002, April 26, 2005 and February 10, 2006 by and between Timothy J. Severt and TRX, Inc. †

10.12	Employment Contract, dated April 5, 2004, as amended April 27, 2005, by and between Victor Pynn and TRX, Inc. (1)

10.13	Lease Agreement, dated September 26, 1995, as amended August 7, 1996, April 8, 1997, December 3, 1997, October 5, 1998, April 22, 1999, August 17, 1999, March 29, 2000, January 1, 2003 and July 26, 2004, by and between WorldTravel Partners, L.P. and Weeks Realty, L.P. (1)

10.14	Lease Agreement, dated January 1, 2003, by and between Create-a-Book, Inc. and TRX, Inc. (1)

10.15	Lease Agreement, dated September 15, 1997, as amended June 15, 1998, October 1, 1998, June 15, 1999, April 15, 2000, May 31, 2000, July 15, 2000, July 31, 2000, February 15, 2001, August 15, 2001, June 15, 2003 and July 31, 2003 by and between Travel Technologies Group, L.P. and 4849 Greenville Partners. (1)

10.16	Sublease Agreement, with Rider, dated December 20, 2001, by and between Qwest Cyber Solutions LLC and TRX, Inc. (1)

Exhibit No.	Description
10.17	Office Building Lease, dated October 1, 2004, by and between TRX, Inc. and Charles E. Smith Real Estate Services L.P. (1)

10.18	Lease by and between TRX Germany GmbH i.G. and DIFA Deutsche Immobilien Fonds AG. (1)

10.19	Lease Agreement, dated September 28, 2000, by and among Hogg Group plc, e-TRX Limited and Hogg Robinson PLC. (1)

10.20	Sublease Agreement, dated March 1, 2005, by and between Hogg Robinson plc and TRX Europe Limited. (1)

10.21	Lease Agreement, dated December 1, 1999, by and between Michael W. Barker, Denver D. Horn and WorldTravel Technologies, LLC d/b/a OFS Online Fulfillment Services. (1)

10.22	Lease, dated June 25, 1998, with Addendum dated December 7, 1998, by and between Ft. Motte Partners, LLC and Cendant Operations, Inc., as assigned to and assumed by TRX, Inc., pursuant to an Assignment and Assumption of Lease, dated April 15, 2000, by and between Cendant Operations, Inc., Cendant Financing Holding, Inc., TRX, Inc. and Ft. Motte Partners, LLC. (1)

10.23	Agreement for the Provision of Travel Fulfillment Services, dated March 19, 2002, as amended May 24, 2005, by and between Expedia, Inc. and TRX Germany GmbH. (5)

10.24	Master Services Agreement, dated February 1, 2002, as amended January 10, 2003, with Addendums, by and between Citibank, N.A. and TRX Data Services, Inc. (6)

10.25	Amendment to Exhibit VIII to Master Services Agreement dated December 20, 2005, by and between Citibank, N.A. and TRX Data Services, Inc. †*

10.26	Amended and Restated Service Agreement, dated November 1, 2003, between TRX, Inc. and Expedia, Inc. (2)

10.27	Second Amended and Restated Contract for the Supply of Fulfillment and CallCentre Services, dated November 30, 2004, by and between Opodo Limited and TRX Europe Limited. (6)

10.28	Master Agreement, dated January 1, 2002, by and between TRX Technology Services, L.P. and WorldTravel Partners I, LLC. (2)

10.29	TRX Fulfillment Services Agreement, dated October 1, 2003, by and between Hotwire Inc. and TRX Fulfillment Services, LLC. (6)

10.30	Amended and Restated Shared Services Agreement, dated April 1, 2002, by and between WorldTravel Partners I, LLC and TRX, Inc. (2)

10.31	Shared Services Agreement, dated August 1, 2004, by and between TRX, Inc. and Siemens Shared Services, LLC. (2)

10.32	TRX, Inc. Omnibus Incentive Plan. †

10.33	TRX, Inc. Employee Stock Purchase Plan. (4)

10.34	Agreement for the Provision of Services, dated October 3, 2001 by and between Expedia Inc. and e-TRX Limited. (7)

10.35	First Amendment to Employment Contract dated August 26, 2005, by and between Norwood H. Davis, III and TRX, Inc. (7)

10.36	Agreement for the Provision of Services dated August 26, 2005 by and between Expedia Inc. and TRX Europe Limited. (7)

10.37	TRX, Inc. Executive Annual Incentive Plan. †

Exhibit No.	Description
10.38	Alliance Agreement dated February 9, 2006 by and between TRX, Inc. and E2E SerWiz Solutions Ltd. †*

10.39	Shared Services Agreement dated February 10, 2006 by and between TRX, Inc., TRX Fulfillment Services, LLC and E2E SerWiz Solutions Ltd. †*

10.40	Amendment to Master Agreement between Citibank, N.A. and TRX Data Services, Inc. †*

21.1	Subsidiaries of the Registrant. †

23.1	Consent of Deloitte & Touche LLP. †

24.1	Power of Attorney (included with signature page hereto)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

32.1	Section 906 Principal Executive Officer and Principal Financial Officer Certification ‡

†	Filed herewith.
‡	Furnished herewith.
*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Previously filed on May 9, 2005 as an exhibit to the Registrants’ Registration Statement on Form S-1 (File No. 333-124741), and incorporated by reference herein.
(2)	Previously filed on June 17, 2005 as Amendment No. 1 to the Registrants’ Registration Statement on Form S-1 (File No. 333-124741), and incorporated by reference herein.
(3)	Previously filed on June 24, 2005 as Amendment No. 2 to the Registrants’ Registration Statement on Form S-1 (File No. 333-124741), and incorporated by reference herein.
(4)	Previously filed on July 11, 2005 as Amendment No. 3 to the Registrants’ Registration Statement on Form S-1 (File No. 333-124741), and incorporated by reference herein.
(5)	Previously filed on July 27, 2005 as Amendment No. 4 to the Registrants’ Registration Statement on Form S-1 (File No. 333-124741), and incorporated by reference herein.
(6)	Previously filed on August 18, 2005 as Amendment No. 6 to the Registrants’ Registration Statement on Form S-1 (File No. 333-124741), and incorporated by reference herein.
(7)	Previously filed on September 9, 2005 as Amendment No. 8 to the Registrants’ Registration Statement on Form S-1 (File No. 333-124741), and incorporated by reference herein.