Form 10-Q
period 2006-03-31
TRX INC/GA
filed 2006-05-04
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value outstanding at May 1, 2006 was 17,675,635 shares.

TRX, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,812	$28,633
Trade accounts receivable, net	9,717	5,705
Prepaids and other	2,553	2,260

Total current assets	37,082	36,598

NONCURRENT ASSETS:
Property and equipment, net	17,110	17,435
Goodwill	21,512	21,512
Other assets, net	562	589

Total noncurrent assets	39,184	39,536

Total assets	$76,266	$76,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$20,928	$24,305
Customer deposits and deferred revenue	13,598	11,924
Current portion of long-term debt	2,859	2,207
Convertible notes	1,360	—

Total current liabilities	38,745	38,436

NONCURRENT LIABILITIES:
Long-term debt–less current portion	83	1,909
Convertible notes	—	1,360
Other long-term liabilities	1,556	1,828

Total noncurrent liabilities	1,639	5,097

Total liabilities	40,384	43,533

COMMITMENTS AND CONTINGENCIES (NOTE 1)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 17,863,166 and 17,851,835 shares issued; 17,675,635 and 17,664,304 shares outstanding at March 31, 2006 and December 31, 2005, respectively	178	178
Additional paid-in capital	90,400	90,006
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Deferred compensation	—	(43)
Cumulative translation adjustment	462	543
Accumulated deficit	(52,864)	(55,789)

Total shareholders’ equity	35,882	32,601

Total liabilities and shareholders’ equity	$76,266	$76,134

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
REVENUES:
Transaction and other revenues	$31,238	$30,734
Client reimbursements	519	775

Total revenues	31,757	31,509

EXPENSES:
Operating, excluding depreciation and amortization	18,316	19,852
Selling, general, and administrative, excluding depreciation and amortization	5,244	5,191
Technology development	2,362	3,131
Client reimbursements	519	775
Restructuring	(93)	290
Depreciation and amortization	2,635	2,403

Total expenses	28,983	31,642

OPERATING INCOME (LOSS)	2,774	(133)
INTEREST INCOME (EXPENSE):
Interest income	248	41
Interest expense	(97)	(798)

Total interest income (expense)	151	(757)

NET INCOME (LOSS)	$2,925	$(890)

Basic and diluted net income (loss) per share	$0.17	$(0.07)

Basic and diluted weighted average shares outstanding	17,664	12,462

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,925	$(890)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,635	2,402
Restructuring charges	—	143
Provision for bad debts	561	127
Stock compensation expense	358	29
Amortization of debt discount	—	90
Changes in assets and liabilities:
Trade accounts receivable	(4,680)	(641)
Prepaids and other assets	(155)	449
Accounts payable and accrued liabilities	(5,528)	896
Customer deposits and deferred revenue	1,659	876

Total adjustments	(5,150)	4,371

Net cash (used in) provided by operating activities	(2,225)	3,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(578)	(1,804)

Net cash used in investing activities	(578)	(1,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,212)	(2,275)
Proceeds from stock plans	79	—

Net cash used in financing activities	(1,133)	(2,275)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	115	17

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,821)	(581)

CASH AND CASH EQUIVALENTS—Beginning of period	28,633	10,595

CASH AND CASH EQUIVALENTS—End of period	$24,812	$10,014

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In thousands, except share data)

1. ACCOUNTING AND REPORTING POLICIES

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

In February 2006, we entered into a five-year agreement related to global business development with E2E SerWiz Solutions, Ltd. (“SWS”), a subsidiary of TATA Sons Ltd. Pursuant to the agreement, the parties will market their respective offerings in the global travel marketplace in consideration for specified fees based on new business referred. Additionally, in February 2006, we entered into a shared services agreement with SWS, effective November 1, 2005, in which we agreed to facilitate SWS’ establishment of U.S.-based customer care operations during 2006. We transferred all of our U.S.-based customer care assets and employees, located in Parkersburg, West Virginia and Milton, Florida to SWS on April 1, 2006. These assets are carried on our consolidated balance sheet at March 31, 2006 as “prepaids and other” as such assets were classified as ‘available for sale’ under applicable accounting literature. We expect to record a gain associated with such sale of approximately $175 when our continuing involvement with SWS concludes at the end of 2006. In addition, we have retained SWS as a subcontractor beginning April 1, 2006, in order to provide customer care services to certain of our clients in the U.S. Thus, we will continue to record revenues from our existing contractual relationships with a pass through of the revenue as costs to SWS.

Basis of Presentation—The accompanying unaudited consolidated financial statements of TRX, Inc. and its subsidiaries (“we”, “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2005. Due to the seasonal fluctuations for the purchase of air travel by leisure and corporate travelers as well as credit card volume related to corporate travel, interim results are not necessarily indicative of results for a full year.

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

Allowance for Doubtful Accounts—We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The balance was $967 and $495 as of March 31, 2006 and December 31, 2005, respectively.

Revenue Recognition and Cost Deferral—We recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” when all of the following have occurred: (1) persuasive evidence of an arrangement exists; (2) services have been performed; (3) the fee for services is fixed or determinable; and (4) collectibility is reasonably assured. Generally, these criteria are considered to have been met as follows:

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

We apply EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” which requires that client reimbursements received for direct costs paid to third parties and related expenses be characterized as revenue. Client reimbursements represent direct costs paid to third parties primarily for voice and data and items such as paper tickets.

Earnings per Share—Basic earnings per share is computed by dividing reported income (loss) available to common shareholders by weighted average shares outstanding during the period. Income (loss) available to common shareholders is the same as reported net income (loss) for all periods presented.

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

For the three months ended March 31, 2006 and 2005, the diluted share base excludes incremental shares related to convertible debt, warrants to purchase common stock and employee stock options as follows:

	Three Months Ended March 31,
	2006	2005
Convertible debt	123	1,813
Accrued but unpaid interest on convertible debt	44	140
Warrants	—	63
Employee stock options	7	104

Total	174	2,120

These shares were excluded due to their anti-dilutive effect on the income (loss) per share recorded in each of the periods presented. Approximately 1.9 million stock options at a weighted average strike price of $9.35 were outstanding at March 31, 2006, and could potentially dilute basic earnings per share in future periods if our average stock price exceeds the strike price in those periods.

Stock-Based Employee Compensation—We have stock-based employee compensation plans. The TRX, Inc. Omnibus Incentive Plan was amended upon our initial public offering in September 2005 to, among other things, increase the number of shares available for issuance to employees from 1.3 million to 3.3 million, and to expand the types of awards permitted to be made. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest ratably over four years and have 10-year contractual terms. Certain option awards provide for accelerated vesting if there is a change of control (as defined in the Plan). In addition, in September 2005 we also amended our TRX, Inc. Employee Stock Purchase Plan (“ESPP”) to reflect our public company status, among other things. 500,000 shares are reserved for issuance under our ESPP.

In the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) Statement No. 123 (revised 2004) (“SFAS 123(R)”) entitled, “Share-Based Payment.” This standard requires the recognition of compensation expense for the grant-date fair value of all share-based awards granted to employees. Prior to fiscal 2006, we accounted for stock awards granted to employees using the intrinsic value method under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” which requires the recording of compensation expense for some, but not all, stock-based compensation. As a result, no compensation expense was recognized prior to fiscal 2006 for stock options granted to employees.

SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006, as well as to the unvested portion of awards outstanding as of January 1, 2006. We adopted SFAS 123(R) by using the modified prospective transition method, which requires us to value stock options granted prior to our adoption of SFAS 123(R) under the fair value method and expense the unvested portion over the remaining vesting period, for existing unvested options, as well as shares purchased by employees under our ESPP. SFAS 123(R) also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. Our results of operations for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, our operating income and net income for the three months ended March 31, 2006 are $358 lower than if we had continued to account for share-based compensation under APB No. 25 ($0.02 per basic and diluted share). The adoption of SFAS 123(R) had no effect on our statement of cash flows for the three months ended March 31, 2006. Deferred compensation of $43 was transferred to additional paid-in capital upon adoption of SFAS 123(R). If we had accounted for our stock-based awards under SFAS 123(R), pro forma net loss for the three months ended March 31, 2005 would have been as follows:

Three Months Ended March 31, 2005
Net loss - as reported	$(890)
Add: Stock-based employee compensation expense included in reported net income	29
Deduct: Stock-based compensation expense determined under fair value-based method	(72)

Pro forma net loss	$(933)

Basic and diluted loss per share:
As reported	$(0.07)
Pro forma	$(0.07)

We have computed the value of all stock-based awards issued prior to our initial public offering on September 27, 2005 using the minimum value method. The following assumptions were used for grants in fiscal 2004: dividend yield and volatility of zero, risk-free interest rate of 3.43%, and expected life of five years. On September 27, 2005, we issued 1.5 million stock options as part of our initial public offering, and have computed the value of these stock-based awards using the fair value method, employing the Black-Scholes model. The following assumptions were used for these grants in 2005: dividend yield of zero, volatility of 22.2% to 31.3%, risk-free interest rate of 4.11%, and an expected life of 2.00 to 4.25 years. No other awards were granted during 2005, nor during the three months ended March 31, 2006. Expected volatility is based on the volatility of a group of stocks we view as peer companies, due to the limited history of our stock trading on an exchange. We use historical data to estimate the expected life and employee termination assumptions in our accounting under SFAS 123(R). The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected life of the grant.

The following table summarizes stock options outstanding as of March 31, 2006 as well as activity during the three months then ended:

	Options	Weighted Average Exercise Price
Outstanding at January 1	1,939,810	$9.35
Granted	—
Forfeited	(30,000)	9.34
Exercised	—

Outstanding at March 31	1,909,810	$9.35

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At March 31, 2006, the aggregate intrinsic value of options outstanding was $717 with a weighted average remaining contractual term of 8.8 years; the aggregate intrinsic value of the 491,060 options exercisable was $88 with a weighted average exercise price of $9.93 and a weighted average remaining contractual term of 7.1 years.

The following table summarizes unvested stock options outstanding as of March 31, 2006 as well as activity during the three months then ended:

	Options	Weighted Average Exercise Price
Outstanding at January 1	1,542,405	$9.27
Granted	—
Forfeited	(26,250)	9.10
Vested	38,750	11.03

Outstanding at March 31	1,554,905	$9.31

Compensation cost from nonvested stock granted to employees is recognized as expense using the straight-line method over the vesting period. As of March 31, 2006, total unrecognized compensation cost related to nonvested stock options was approximately $2.0 million. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years.

Comprehensive Income (Loss)—The Company’s comprehensive income (loss) includes net income (loss) and cumulative translation adjustments. The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$2,925	$(890)
Cumulative translation adjustment	(81)	652

Total	$2,844	$(238)

Statement of Cash Flows—Cash paid for interest was $128 and $226 for the three months ended March 31, 2006 and 2005, respectively. Cash paid for income taxes was $0 for the three months ended March 31, 2006 and 2005, respectively. The Company had accrued capital expenditures of $1,800 and $0 at March 31, 2006 and 2005, respectively.

Segment Reporting—Operating segments are defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS No. 131”). Our chief operating decision maker currently operates one operating segment and the expense structure of the business is managed functionally. Our measure of segment profit is consolidated operating income.

Our revenue, aggregated by service offering, is as follows:

	Three Months Ended March 31,
	2006	2005
Transaction processing	$20,081	$18,946
Data integration	3,933	3,962
Customer care	7,224	7,826

Transaction and other revenues	31,238	30,734
Client reimbursements	519	775

Total	$31,757	$31,509

The following is a geographic breakdown of revenues for the three months ended March 31, 2006 and 2005, and a geographic breakdown of long-lived assets at March 31, 2006 and December 31, 2005:

	Three Months Ended March 31,
	2006	2005
Revenues:
United States	$24,325	$22,788
United Kingdom	4,011	5,700
Other International	3,421	3,021

	$31,757	$31,509

	At March 31, 2006	At December 31, 2005
Long-Lived Assets:
United States	$14,613	$14,755
United Kingdom	1,602	1,692
Other International	895	988

	$17,110	$17,435

Litigation—We are involved in various claims and lawsuits incidental to our business. In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on our financial position, liquidity, or results of operations.

2. DEBT

Debt consists of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Seller notes	$1,768	$2,553
Other notes	758	987
Capital lease obligations	416	576

Total	2,942	4,116
Less current maturities	2,859	2,207

Long-term portion	$83	$1,909

Seller notes consist of unsecured promissory notes issued to the former owners of companies acquired by us, and are outstanding at March 31, 2006 and December 31, 2005 as follows:

March 31, 2006		December 31, 2005	Interest Rate	Repayment Terms
$959	*	$949	Variable, 5.50% at March 31, 2006	Due January 2007; denominated in British Pounds and owed to a shareholder
119	*	236	6.50%	Three equal annual installments in January 2005 through 2007; denominated in Swiss Francs and owed to a shareholder
690		1,368	6.50%	Three equal annual installments in January 2005 through 2007; denominated in Swiss Francs

$1,768		$2,553	Total

*	The lender may accelerate the note upon a reduction of our ownership by BCD Technology, S.A. (“BCD”) to 50% or less, or upon a reduction of ownership by us in the subsidiaries that issued the notes to 50% or less.

From time to time, we enter into capital lease agreements with equipment vendors. The agreements are collateralized by the leased assets, bear interest ranging from 6.5% to 7.9%, are payable in monthly installments, and expire on dates ranging from May 2006 to June 2007. Other notes are unsecured and bear interest at fixed rates ranging from 3.73% to 5.25%, and are due periodically from May 2006 to December 2006. The $83 classified as long-term debt at March 31, 2006 is due in the second fiscal quarter of 2007.

We have a $10.0 million revolving line of credit facility expiring May 2007. The lender holds a senior security interest in all of our domestic assets, and a 66% interest in the stock of our international subsidiaries. Under the facility, we are subject to certain financial covenants, including maintenance of certain leverage ratios. The facility also requires that we reduce our borrowings to $2.0 million or less for 30 days during each calendar quarter. Further, we are restricted in our ability to, among other things, make advances to our European operations, make acquisitions, make capital expenditures, incur additional indebtedness and pay dividends. We pay a variable rate of interest on draws, at LIBOR plus 0.5%, and an annual fee of 0.5% of the unused portion of the $10.0 million commitment. As of March 31, 2006, we are in compliance with all financial covenants, $10.0 million was available for borrowing, and there were no borrowings against the facility.

3. CONVERTIBLE NOTES

In November 2001, we issued 7% convertible notes to shareholders of TRX. The notes are due in full in November 2006. In December 2004, the notes were amended to subordinate them to the senior secured revolving credit facility and to increase the interest rate to 11%. Further, if the convertible notes are not paid when due, the rate of interest will increase to 13% until repaid, with such interest rate applied retroactively from December 31, 2004. In management’s view, the likelihood of this interest rate increase to 13% is remote. Accordingly, we are recording interest expense at 11%. The notes are junior and subordinated to the Company’s senior secured revolving credit facility. Interest is either payable in cash semiannually or upon settlement in cash or common stock, at the election of the holder. The $1,360 of outstanding notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $11.03, subject to adjustments, totaling 123,312 shares of common stock (plus shares related to accrued and unpaid interest, if any).

4. RELATED-PARTY TRANSACTIONS

BCD Travel, formerly WorldTravel BTI, is majority-owned by our majority shareholder, BCD. During the three months ended March 31, 2006 and 2005, we recognized revenues from BCD Travel, totaling $2,487 and $2,270, respectively. At March 31, 2006 and December 31, 2005, respectively, $20 and $406 was receivable from BCD Travel.

Hogg Robinson plc and its affiliates (“Hogg Robinson”) have historically owned a portion of our stock. We have a shared services agreement with Hogg Robinson under which it provides administrative services, office space and technology. During the three months ended March 31, 2006 and 2005, we recognized transaction and other revenues of $392 and $349, respectively, and expenses for shared services totaling $395 and $1,093, respectively. At March 31, 2006 and December 31, 2005, $480 and $323 was payable to Hogg Robinson.

Sabre Investments, Inc. (“Sabre”) has historically owned a portion of our stock. During the three months ended March 31, 2006 and 2005, we incurred costs for connectivity fees and licensing technology from Sabre of $68 and $47, respectively. At March 31, 2006 and December 31, 2005, respectively, we had no payables to Sabre.

5. RESTRUCTURING

In 2004, we closed our operation in Switzerland and in 2005, we closed our call center operation in Orangeburg, South Carolina. During the three months ended March 31, 2006, we reduced our remaining lease-termination accrual estimate by $100 due to a revision to our estimated sublease assumption for the Orangeburg facility, made related lease termination-related payments of $150 and statutory shutdown payments relating to Switzerland of $33. We expect to pay statutory shutdown costs in Switzerland through mid-2006, and to pay the remaining lease termination costs over the remaining term of the leases, through mid-2006 in Switzerland and through fiscal 2008 in Orangeburg, South Carolina. A summary of the accruals associated with the above restructuring activities is as follows:

	Liability Balance at December 31, 2005	Costs Charged (Credited)	Cash Payments	Liability Balance at March 31, 2006
Lease termination costs	$998	$(93)	$(150)	$755
Other related costs	68	—	(33)	35

Total accrued	$1,066			$790
Current portion	(437)			(346)

Long-term portion	$629			$444

Total restructuring charges		$(93)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three months ended March 31, 2006 and 2005. Also discussed is our financial position as of March 31, 2006. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this report and in our Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia.com, accounted for 34% of our revenues in the three months ended March 31, 2006. Expedia.com has been a client since its launch in 1996, and our current contract with them continues through 2010. Our scale and process-reengineering expertise has allowed us to reduce our costs in several areas when measured on a per transaction basis. We have established pricing models that provide volume-based discounts to share scale efficiencies with our clients to ensure long-term, mutually-beneficial relationships. As a result, our average revenue per transaction has generally declined over the last few years.

Our historical business mix contained significant revenue from call center, or “customer care” operations, which accounted for approximately 24% of our transaction and other revenues in 2005. In late 2004, we made a strategic decision to gradually transition away from this type of lower-margin, labor-intensive business and to close some of our customer care facilities, including those in Paris, France; Zurich, Switzerland; and Orangeburg, South Carolina. During 2006, our customer care revenues decreased as compared to 2005 and we expect them to decline further in the future. In the U.K., we are in the final stages of an employee consultation period, which is expected to complete our transition out of customer care services in the U.K. during the second quarter of 2006. In connection with this transition, we expect to record a charge during the second quarter of 2006 of approximately $0.8 to $1.0 million related to employee severance, lease abandonment and related charges, all but approximately $0.2 million of which will require cash outlays, primarily during the second quarter of 2006.

In February 2006, we entered into a five-year agreement related to global business development with E2E SerWiz Solutions, Ltd. (“SWS”), a subsidiary of TATA Sons Ltd. Pursuant to the agreement, the parties will market their respective offerings in the global travel marketplace in consideration for specified fees based on new business referred. Additionally, in February 2006, we entered into a shared services agreement with SWS, effective November 1, 2005, in which we agreed to facilitate SWS’ establishment of U.S.-based customer care operations during 2006. We transferred all of our U.S.-based customer care assets and employees, located in Parkersburg, West Virginia and Milton, Florida to SWS on April 1, 2006. These assets are carried on our consolidated balance sheet at March 31, 2006 as “prepaids and other” as such assets were classified as ‘available for sale’ under applicable accounting literature. We expect to record a gain associated with such sale of approximately $175 when our continuing involvement with SWS concludes at the end of 2006. In addition, we have retained SWS as a subcontractor beginning April 1, 2006, in order to provide customer care services to certain of our clients in the U.S. Thus, we will continue to record revenues from our existing contractual relationships with a pass through of the revenue as costs to SWS.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates. We believe that, of our significant accounting policies described in Note 1 of the notes to our consolidated financial statements included elsewhere in this Form 10-Q, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to assist investors in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue recognition. A significant portion of our revenue is recognized based on objective criteria that do not require significant estimates or uncertainties. Accordingly, revenues recognized under these methods do not require the use of significant estimates that are susceptible to change.

We recognize revenue, in accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) services have been performed, (3) the fee for services is fixed or determinable, and (4) collectibility is reasonably assured. Generally, these criteria are considered to have been met as follows:

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

Internal-Use Software Development Costs. We account for internal-use software development costs in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Cost of Software Developed or Obtained for Internal Use,” or SOP 98-1. SOP 98-1 specifies that software costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use is charged to technology development expense as incurred until the project enters the application development phase. Costs incurred in the application development phase are capitalized and depreciated over an estimated useful life of three years, beginning when the software is ready for use.

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

Transaction processing provisions. We have recorded estimates to account for processing errors made in the ticketing or fareloading process that result in tickets being issued at incorrect prices or from agency commissions being miscalculated. Our reserve for processing errors is based on several factors including historical trends, average debit memo lag time and timely identification of errors. Transaction processing provisions were $0.6 million and $1.1 million during the three months ended March 31, 2006 and 2005, respectively, and are included as operating expenses in our consolidated statements of operations.

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

	Three Months Ended March 31,
	2006	2005
Transaction and other revenues	100%	100%
Expenses:
Operating	59	65
Selling, general and administrative	17	17
Technology development	8	10
Restructuring	—	1
Depreciation and amortization	8	8

Total operating expenses before client reimbursements	92	101

Operating income (loss)	8%	(1)%

Comparison of Three Months Ended March 31, 2006 and March 31, 2005

Revenues. The following table sets forth comparative revenues by type, in dollars and as a percentage of transaction and other revenue, for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,
	2006		2005		Change
	(dollars in thousands)
Transaction processing	$20,081	64%	$18,946	62%	$1,135	6%
Data integration	3,933	13	3,962	13	(29)	(1)
Customer care	7,224	23	7,826	25	(602)	(8)

Transaction and other revenues	31,238	100	30,734	100	504	2
Client reimbursements	519		775

Total	$31,757		$31,509

Transaction processing revenues. Transaction processing revenues were $20.1 million in the three months ended March 31, 2006, an increase of 6% compared to $18.9 million the three months ended March 31, 2005. The increase was primarily due to volume growth of approximately 8% from existing clients offset by 2% due to a strengthening U.S. dollar.

Data integration revenues. Data integration revenues remained relatively constant at $3.9 million in the three months ended March 31, 2006, compared to $4.0 million in the three months ended March 31, 2005.

Customer care revenues. Customer care revenues were $7.2 million in the three months ended March 31, 2006, a decrease of 8% compared to $7.8 million in the three months ended March 31, 2005. This decrease was primarily due to our planned volume reductions from existing customers as we continue to transition away from this lower-margin, labor intensive business.

Client reimbursement revenues and expenses. Client reimbursement revenues and expenses were $0.5 million in the three months ended March 31, 2006, a decrease of 33% compared to $0.8 million in the three months ended March 31, 2005. The decrease was primarily due to planned reductions in telecommunication and other pass-through costs associated with our customer care business.

Operating expenses. Operating expenses were $18.3 million in the three months ended March 31, 2006, a decrease of 8% compared to $19.9 million in the three months ended March 31, 2005. The decrease was primarily due to the decline in our customer care business and the closure of our Orangeburg, South Carolina facility effective April 30, 2005. As a percentage of revenue, operating expenses decreased from 65% in the three months ended March 31, 2005 to 59% in the three months ended March 31, 2006. Our margins have improved as a result of the reduction in our less profitable customer care business and operating leverage associated with growth in our core transaction processing and data integration revenue streams.

Selling, general and administrative expenses. Selling, general and administrative expenses remained constant at $5.2 million in the three months ended March 31, 2006 and 2005, respectively. We recorded $0.3 million of stock compensation expense in 2006, which offset reduced headcount expense for overhead functions due to reduction of call center activity since 2005.

Technology development expenses. Technology development expenses were $2.4 million in the three months ended March 31, 2006, a decrease of 25% compared to $3.1 million in the three months ended March 31, 2005. The decrease was primarily due to reduced rates for our technology development resources driven by the replacement of higher cost contract labor resources with permanent resources in the U.S. and India. The decrease in expense was also attributable to an increase in capitalized labor driven by increased investment in our booking and agent productivity solutions. As a percentage of revenue, technology development expense decreased from 10% in the three months ended March 31, 2005 to 8% in the three months ended March 31, 2006.

Restructuring expense. We recorded a credit of $0.1 million of restructuring expense in the three months ended March 31, 2006, compared to $0.3 million of expense in the three months ended March 31, 2005. The credit in fiscal 2006 is due to the reduction of our remaining lease-termination accrual estimate by $0.1 million due to a revision to our estimated sublease assumption for the Orangeburg, South Carolina facility. The expense in fiscal 2005 consisted of a $0.4 million charge for severance, and accelerated depreciation related to the closure of our Orangeburg, South Carolina facility effective April 30, 2005, partially offset by a $0.1 million credit to reflect lower than expected lease termination costs in Europe.

Depreciation and amortization. Depreciation and amortization expenses were $2.6 million in the three months ended March 31, 2006, compared to $2.4 million in the three months ended March 31, 2005. The increase is due to additional depreciation recorded on several U.S. assets.

Interest income (expense). We generated $0.2 million of net interest income in the three months ended March 31, 2006, compared to net interest expense of $0.8 million in the three months ended March 31, 2005. Our interest expenses declined markedly due to debt repayments, and our interest income increased due to cash balances generated primarily from our initial public offering of common stock in September 2005, and increased rates of interest earned on invested cash.

Income tax provision. No income tax provision was recorded for the three months ended March 31, 2006, as such income was offset by net operating loss carryforwards. No income tax benefit was recorded for the three months ended March 31, 2005, as we recorded a 100% valuation allowance on our net deferred tax assets.

Net income (loss). Due to the factors described above, net income was $2.9 million in the three months ended March 31, 2006 compared to net loss of $0.9 million in the three months ended March 31, 2005.

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

At March 31, 2006, our principal sources of liquidity were cash and cash equivalents of $24.8 million and $10.0 million of availability under our revolving credit facility. We had no borrowings outstanding under our credit facility at March 31, 2006. The maximum amount available under our revolving credit facility is $10.0 million, and the monthly availability fluctuates based upon our last twelve months’ consolidated senior leverage ratio (as defined in the facility).

Net cash used in operating activities was $2.2 million in the three months ended March 31, 2006 compared to net cash provided by operating activities of $3.5 million in the three months ended March 31, 2005. The primary driver of the reduction in operating cash flow was a use of working capital of $8.6 million in 2006. While we expect the negative working capital effect on our operating cash flows to recover somewhat during the second quarter of 2006, we do expect to invest cash in working capital during 2006 as a whole, primarily due to lower customer prepaid revenues as we continue to reduce our customer care business, accelerated vendor payments and restructuring related payments that were charged to expense in 2005.

        Net cash used in investing activities was $0.6 million during the three months ended March 31, 2006 compared to $1.8 million during the three months ended March 31, 2005. The significant driver of our investing activities is our capital expenditures, which include costs associated with internally developed software. Capital expenditures in the three months ended March 31, 2006 of $0.6 million were primarily comprised of ongoing development related to our transaction processing platforms. Capital expenditures in the three months ended March 31, 2005 of $1.8 million were primarily comprised of investment in our data integration technology infrastructure and ongoing development related to our transaction processing platforms. Drivers of capital expenditures include infrastructure required to support volume expansion, the acquisition of new revenue streams with new and existing clients, technology development costs, investment in business continuity, and opportunities to reduce costs. As of March 31, 2006, we had no material commitments related to capital expenditures. Excluding capital expenditures associated with potential new clients, we currently expect capital expenditures of less than $10.0 million in fiscal 2006.

Net cash used by financing activities was $1.1 million during the three months ended March 31, 2006 compared to $2.3 million during the three months ended March 31, 2005. The primary driver in the three months ended March 31, 2006 and March 31, 2005 was debt repayments.

We have a $10.0 million senior secured revolving credit facility that expires in May 2007. The lender holds a senior security interest in all of our domestic assets and a 66% interest in the stock of our international subsidiaries. Under the facility, we are subject to a maximum consolidated senior leverage ratio (as defined in the facility) of 1 to 1. The facility also requires that we reduce our borrowings under the facility to $2.0 million or less for 30 days during each calendar quarter. We are restricted in our ability to, among other things, make advances to our European operations, make acquisitions or sell assets, make capital expenditures, incur additional indebtedness and pay dividends. We are currently in compliance with all covenants. We pay a variable rate of interest on draws, at LIBOR plus 0.5%, and an annual fee of 0.5% of the unused portion of the $10.0 million commitment. At March 31, 2006, we had no borrowings outstanding against the facility.

In November 2001, we issued 7% convertible notes to shareholders of TRX. In December 2004, the notes were amended to subordinate them to the senior secured revolving credit facility and to increase the interest rate to 11%. Further, if the convertible notes are not paid when due, the rate of interest will increase to 13% until repaid, with such interest rate applied retroactively from December 31, 2004. We view the likelihood of the interest rate increasing to 13% as remote. Accordingly, we are recording interest expense in our consolidated statements of operations at 11%. The notes are junior and subordinated to our senior secured revolving credit facility. The $1,360 of outstanding notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $11.03, subject to adjustments, totaling 123,312 shares of common stock (plus shares related to accrued and unpaid interest, if any). The notes are due in full in November 2006.

Based on our current level of operations, we believe our cash flow from operations and other available sources of liquidity, including borrowings under the revolving credit facility, will provide adequate funds for ongoing operations, planned capital expenditures and debt service for the next twelve months.

Contractual Obligations

The following table summarizes our future minimum non-cancelable contractual obligations (including interest) at March 31, 2006:

	Payments Due by Period
	Total	Less than one year	1-3 years	3-5 years	More than five years
	(in thousands)
Long-term debt, including capital leases	$2,942	$2,859	$83	$—	$—
Convertible notes	1,360	1,360	—	—	—
Cash interest costs on long-term debt, convertible notes and capital leases	736	735	1	—	—
Operating leases	8,179	3,322	3,800	881	176
Employment agreements	1,044	1,044	—	—	—
Service agreement	2,707	2,030	677	—	—

Total contractual obligations	$16,968	$11,350	$4,561	$881	$176

The cash interest costs shown above assume that interest rates in effect at March 31, 2006 on variable-rate debt remain constant in the future. The long-term commitments under operating leases shown above consist of facility leases in the U.S. and Europe for our operations. The service agreement relates to an agreement with an unrelated party that provides certain labor services to us.

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

Inflation and Changing Prices

We do not believe that inflation and changing prices have materially impacted our results of operations during the past two years.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), “Share Based Payment,” which is effective for the quarter ended March 31, 2006. This statement eliminated the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and requires instead that compensation expense be recognized based on the fair value on the date of the grant. The recognition of compensation expense for stock options and our employee stock purchase plan reduced net income by approximately $358,000 for the quarter ended March 31, 2006. We elected the modified prospective method for our adoption of SFAS 123(R). SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under former literature. This requirement had no effect on our net operating cash flows and net financing cash flows in the quarter ended March 31, 2006 because no stock options were exercised and we do not expect to receive tax deductions in excess of recognized compensation cost.

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

In evaluating these forward-looking statements, you should consider the following factors, as well as others set forth under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC and as are detailed from time to time in other reports we file with the SEC, which may cause our actual results to differ materially from any forward-looking statement:

•	the loss of current key clients or the inability to obtain new clients;

•	volatility in the number of transactions we service;

•	failure or interruptions of our software, hardware or other systems;

•	industry declines and other competitive pressures; and

•	our ability to control costs and implement measures designed to enhance operating efficiencies.

Any subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above, as well as the risk factors contained in our Annual Report. Except as required by law, we disclaim any obligation to update such statements or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Exchange Risk. Approximately 23% of our consolidated revenues for the three months ended March 31, 2006 and 4% of our consolidated assets at March 31, 2006 are associated with operations outside of the U.S. In addition, at March 31, 2006, we had debt denominated in British pounds sterling and Swiss francs. The U.S. dollar balance sheets and statements of operations for these businesses are subject to currency fluctuations. We are most vulnerable to fluctuations in the British pound sterling and euro against the U.S. dollar. We are also subject to currency fluctuations in the Indian rupee. Historically, we have not entered into derivative financial instruments to mitigate this risk, as it has not been cost-effective for us. The impact of currency fluctuations on profitability has not been significant since both revenues and operating costs of these businesses are denominated in local currency. If the U.S. dollar had a 10 percent greater appreciation against our non-U.S. dollar denominated businesses in the three months ended March 31, 2006, consolidated revenues and operating loss would have been reduced by approximately $51,000 and $1,000, respectively. We may use derivative financial instruments in the future if we deem it useful in mitigating an exposure to foreign currency exchange rates. The cumulative translation adjustment was an $0.5 million increase in shareholders’ equity at March 31, 2006.

Interest Rate Market Risk. Our interest costs are sensitive to changes in the general level of interest rates, because our British pounds sterling-denominated notes and our revolving credit facility are at variable interest rates based on LIBOR. An increase in interest rates of one percentage point during fiscal 2006 would increase our interest expense by $10,000.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of March 31, 2006, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 22, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2005, we closed the initial public offering of our common stock. The offering of 3,400,000 shares of stock by us resulted in gross proceeds of $30.6 million. We received net proceeds of $26.4 million after deducting underwriting discounts of $2.2 million and offering expenses of $2.0 million. Of the $26.4 million net proceeds we raised in the offering, we have expended $4.9 million of the net proceeds from the offering, all in conformance with the intended use of proceeds as described in our initial public offering prospectus dated September 27, 2005 and invested the remaining $21.5 million net proceeds in investment-grade commercial paper pending their use to fund working capital and capital expenditures.

Item 6. Exhibits

Exhibit No.	Description
10.1	Amended and Restated Master Agreement dated April 10, 2006 by and between TRX Technology Services, L.P. and WorldTravel Partners I, LLC.*
31.1	Certification of Norwood H. (“Trip”) Davis, III, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Lindsey B. Sykes, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRX, INC.

Dated: May 4, 2006	By:	/s/ Lindsey B. Sykes
Lindsey B. Sykes
Chief Financial Officer
(principal financial and accounting officer)