Form 10-Q
period 2006-06-30
TRX INC/GA
filed 2006-08-04
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the registrant’s common stock, $0.01 par value outstanding at August 1, 2006 was 17,679,064 shares.

TRX, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,815	$28,633
Settlement assets	11,597	—
Trade accounts receivable, net	10,812	5,705
Prepaids and other	2,350	2,260

Total current assets	49,574	36,598

NONCURRENT ASSETS:
Property and equipment, net	17,141	17,435
Goodwill	21,512	21,512
Other assets, net	522	589

Total noncurrent assets	39,175	39,536

Total assets	$88,749	$76,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$20,793	$24,305
Customer deposits and deferred revenue	13,554	11,924
Settlement obligations	11,597	—
Current portion of long-term debt	2,177	2,207
Convertible notes	1,360	—

Total current liabilities	49,481	38,436

NONCURRENT LIABILITIES:
Long-term debt–less current portion	—	1,909
Convertible notes	—	1,360
Other long-term liabilities	1,377	1,828

Total noncurrent liabilities	1,377	5,097

Total liabilities	50,858	43,533

COMMITMENTS AND CONTINGENCIES (NOTE 1)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 17,866,595 and 17,851,835 shares issued; 17,679,064 and 17,664,304 shares outstanding at June 30, 2006 and December 31, 2005, respectively	178	178
Additional paid-in capital	90,767	90,006
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Deferred compensation	—	(43)
Cumulative translation adjustment	297	543
Accumulated deficit	(51,057)	(55,789)

Total shareholders’ equity	37,891	32,601

Total liabilities and shareholders’ equity	$88,749	$76,134

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Transaction and other revenues	$29,381	$29,204	$60,619	$59,938
Client reimbursements	637	1,249	1,156	2,024

Total revenues	30,018	30,453	61,775	61,962

EXPENSES:
Operating, excluding depreciation and amortization	16,933	18,805	35,249	38,657
Selling, general, and administrative, excluding depreciation and amortization	4,370	5,036	9,614	10,227
Technology development	2,916	2,934	5,278	6,065
Client reimbursements	637	1,249	1,156	2,024
Restructuring	932	2,018	839	2,308
Depreciation and amortization	2,610	2,407	5,245	4,810

Total expenses	28,398	32,449	57,381	64,091

OPERATING INCOME (LOSS)	1,620	(1,996)	4,394	(2,129)
INTEREST INCOME (EXPENSE):
Interest income	275	62	523	103
Interest expense	(88)	(798)	(185)	(1,596)

Total interest income (expense), net	187	(736)	338	(1,493)

NET INCOME (LOSS)	$1,807	$(2,732)	$4,732	$(3,622)

Basic and diluted net income (loss) per share	$0.10	$(0.22)	$0.27	$(0.29)

Basic and diluted weighted average shares outstanding	17,676	12,462	17,670	12,462

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,732	$(3,622)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,245	4,810
Restructuring charges	193	499
Provision for bad debts	37	111
Stock compensation expense	678	42
Amortization of debt discount	—	178
Changes in assets and liabilities:
Trade accounts receivable	(4,990)	1,912
Prepaids and other assets	128	610
Accounts payable and accrued liabilities	(4,496)	1,836
Customer deposits and deferred revenue	1,549	(641)

Total adjustments	(1,656)	9,357

Net cash provided by operating activities	3,076	5,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,128)	(3,321)
Sale of assets	250	—

Net cash used in investing activities	(4,878)	(3,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,072)	(2,637)
Initial public offering costs	—	(976)
Repayment of note receivable from shareholder	—	1,000
Purchases of treasury stock	—	(321)
Proceeds from stock-based compensation plans	108	806

Net cash used in financing activities	(1,964)	(2,128)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(52)	(515)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,818)	(229)
CASH AND CASH EQUIVALENTS—Beginning of period	28,633	10,595

CASH AND CASH EQUIVALENTS—End of period	$24,815	$10,366

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

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

In February 2006, we entered into a five-year agreement related to global business development with E2E SerWiz Solutions, Ltd. (“SWS”), a subsidiary of TATA Sons Ltd. Pursuant to the agreement, the parties will market their respective offerings in the global travel marketplace in consideration for specified fees based on new business referred. Additionally, in February 2006, we entered into a shared services agreement with SWS, effective November 1, 2005, in which we agreed to facilitate SWS’ establishment of U.S.-based customer care operations during 2006. In connection with this agreement, we transferred all of our U.S.-based customer care assets and employees, located in Parkersburg, West Virginia and Milton, Florida to SWS on April 1, 2006. We transferred assets with a net book value of approximately $75 to SWS and expect to record a gain associated with such sale of approximately $175 when our continuing involvement with SWS concludes at the end of 2006. In addition, we retained SWS as a subcontractor beginning April 1, 2006, in order to provide customer care services to certain of our clients in the U.S. Thus, we will continue to record revenues from our existing contractual relationships with a pass through of the revenue as costs to SWS.

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

Settlement Assets and Settlement Liabilities—In 2006, we began providing back office processing services for a client. We collect cash relating to the sale of travel on behalf of our client, and remit such cash to the providers of related travel services (such as airline, hotel, etc.). We have a legal obligation to settle these transactions on behalf of our client each month, and therefore classify both the obligation and related asset as current on the accompanying consolidated balance sheet.

Allowance for Doubtful Accounts—We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The balance was $452 and $495 as of June 30, 2006 and December 31, 2005, respectively.

Revenue Recognition and Cost Deferral—We recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “ Accounting for Revenue Arrangements with Multiple Deliverables,” and SEC Staff Accounting Bulletin No. 104, “ Revenue Recognition ,” when all of the following have occurred: (1) persuasive evidence of an arrangement exists; (2) services have been performed; (3) the fee for services is fixed or determinable; and (4) collectibility is reasonably assured. Generally, these criteria are considered to have been met as follows:

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

For the three and six months ended June 30, 2006 and 2005, the diluted share base excludes incremental shares related to convertible debt, warrants to purchase common stock and employee stock options as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Convertible debt	123	1,813	123	1,813
Accrued but unpaid interest on convertible debt	47	116	45	128
Warrants	—	63	—	63
Employee stock options	1,598	76	1,453	90

Total	496	2,068	335	2,094

These shares were excluded due to their anti-dilutive effect on the income (loss) per share recorded in each of the periods presented. Approximately 1.9 million stock options at a weighted average strike price of $9.38 were outstanding at June 30, 2006, and could potentially dilute basic earnings per share in future periods if our average stock price exceeds the strike price in those periods.

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

In the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) Statement No. 123 (revised 2004) (“SFAS 123(R)”) entitled, “Share-Based Payment.” This standard requires the recognition of compensation expense for the grant-date fair value of all share-based awards granted to employees. Prior to fiscal 2006, we accounted for stock awards granted to employees using the intrinsic value method under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees ,” which requires the recording of compensation expense for some, but not all, stock-based compensation. As a result, no compensation expense was recognized prior to fiscal 2006 for stock options granted to employees.

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

As a result of adopting SFAS 123(R) on January 1, 2006, our operating income and net income for the three and six months ended June 30, 2006 are $339 ($0.02 per basic and diluted share) and $697 ($0.04 per basic and diluted share) lower than if we had continued to account for share-based compensation under APB No. 25. The adoption of SFAS 123(R) had no effect on our statement of cash flows for the six months ended June 30, 2006. Deferred compensation of $43 was transferred to additional paid-in capital upon adoption of SFAS 123(R). If we had accounted for our stock-based awards under SFAS 123(R), pro forma net loss for the three and six months ended June 30, 2005 would have been as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss - as reported	$(2,732)	$(3,622)
Add: Stock-based employee compensation expense included in reported net income	13	42
Deduct: Stock-based compensation expense determined under fair value-based method	(73)	(145)

Pro forma net loss	(2,792)	(3,725)

Basic and diluted loss per share:
As reported	$(0.22)	$(0.29)

Pro forma	$(0.23)	$(0.30)

We have computed the value of all stock-based awards issued prior to our initial public offering on September 27, 2005 using the minimum value method. The following assumptions were used for grants in fiscal 2004: dividend yield and volatility of zero, risk-free interest rate of 3.43%, and expected life of five years. On September 27, 2005, we issued 1.5 million stock options as part of our initial public offering, and have computed the value of these stock-based awards using the fair value method, employing the Black-Scholes model. The following assumptions were used for these grants in 2005: dividend yield of zero, volatility of 22.2% to 31.3%, risk-free interest rate of 4.11%, and an expected life of 2.00 to 4.25 years. No other awards were granted during 2005. The following assumptions were used for stock option grants in 2006: dividend yield of zero, volatility of 22.8% to 28.6%, risk-free interest rate of 4.9%, and an expected life of 2.00 to 4.25 years. Expected volatility is based on the volatility of a group of stocks we view as peer companies, due to the limited history of our stock trading on an exchange. We use historical data to estimate the expected life and employee termination assumptions in our accounting under SFAS 123(R). The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected life of the grant.

The following table summarizes stock options outstanding and unvested stock options outstanding as of June 30, 2006 as well as activity during the six months then ended:

	All Options		Unvested Options
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1	1,939,810	$9.35	1,490,000	$9.25
Granted	41,000	11.13	41,000	11.13
Forfeited	(57,000)	9.36	(50,750)	9.36
Exercised	—	—	—	—
Vested	—	—	(45,000)	11.20

Outstanding at June 30	1,923,810	$9.38	1,435,250	$9.24

The table above has been revised to decrease unvested options outstanding at January 1 by 52,405 and to reduce the weighted average exercise price for such options from $9.27 to $9.25. This adjustment is not considered material and it had no impact on our diluted earnings per share or our results of operations.

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At June 30, 2006, the aggregate intrinsic value of options outstanding was $21 with a weighted average remaining contractual term of 8.4 years; the aggregate intrinsic value of the 488,560 options exercisable was $2 with a weighted average exercise price of $9.92 and a weighted average remaining contractual term of 6.8 years.

Compensation cost from nonvested stock granted to employees is recognized as expense using the straight-line method over the vesting period. As of June 30, 2006, total unrecognized compensation cost related to nonvested stock options was approximately $1.8 million. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years.

Comprehensive Income (Loss)—The Company’s comprehensive income (loss) includes net income (loss) and cumulative translation adjustments. The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$1,807	$(2,732)	$4,732	$(3,622)
Cumulative translation adjustment	(165)	581	(246)	1,233

Total comprehensive income (loss)	$1,642	$(2,151)	$4,486	$(2,389)

Statement of Cash Flows—Cash paid for interest was $174 and $1,123 for the six months ended June 30, 2006 and 2005, respectively. Cash paid for income taxes was $0 for the six months ended June 30, 2006 and 2005, respectively. The Company had accrued capital expenditures of $83 and $242 at June 30, 2006 and 2005, respectively.

Segment Reporting—Operating segments are defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS No. 131”). Our chief operating decision maker currently operates one operating segment and the expense structure of the business is managed functionally. Our measure of segment profit is consolidated operating income.

Our revenue, aggregated by service offering, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Transaction processing	$19,330	$18,495	$39,411	$37,441
Data integration	4,247	3,993	8,180	7,955
Customer care	5,804	6,716	13,028	14,542

Transaction and other revenues	29,381	29,204	60,619	59,938
Client reimbursements	637	1,249	1,156	2,024

Total	$30,018	$30,453	$61,775	$61,962

The following is a geographic breakdown of revenues for the three and six months ended June 30, 2006 and 2005, and a geographic breakdown of long-lived assets at June 30, 2006 and December 31, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
United States	$23,582	$22,066	$47,907	$44,854
United Kingdom	3,448	5,548	7,459	11,248
Other International	2,988	2,839	6,409	5,860

Total	$30,018	$30,453	$61,775	$61,962

	At June 30, 2006	At December 31, 2005
Long-Lived Assets:
United States	$14,999	$14,755
United Kingdom	1,281	1,692
Other International	861	988

	$17,141	$17,435

Litigation—We are involved in various claims and lawsuits incidental to our business. In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on our financial position, liquidity, or results of operations.

2. DEBT

Debt consists of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Seller notes	$1,864	$2,553
Other notes	24	987
Capital lease obligations	289	576

Total	2,177	4,116
Less current maturities	2,177	2,207

Long-term portion	$—	$1,909

Seller notes consist of unsecured promissory notes issued to the former owners of companies acquired by us, and are outstanding at June 30, 2006 and December 31, 2005 as follows:

June 30, 2006		December 31, 2005	Interest Rate	Repayment Terms
$1,018	*	$949	Variable, 5.50% at June 30, 2006	Due January 2007; denominated in British Pounds and owed to a shareholder
124	*	236	6.50%	Three equal annual installments in January 2005 through 2007; denominated in Swiss Francs and owed to a shareholder
722		1,368	6.50%	Three equal annual installments in January 2005 through 2007; denominated in Swiss Francs

$1,864		$2,553	Total

*	The lender may accelerate the note upon a reduction of our ownership by BCD Technology, S.A. (“BCD”) to 50% or less, or upon a reduction of ownership by us in the subsidiaries that issued the notes to 50% or less.

From time to time, we enter into capital lease agreements with equipment vendors. The agreements are collateralized by the leased assets, bear interest ranging from 6.5% to 7.9%, are payable in monthly installments, and expire on dates ranging from March 2007 to June 2007. Other notes are unsecured and bear interest at a fixed rate of 5.25%, and are due in December 2006.

We have a $10.0 million revolving line of credit facility expiring May 2007. The lender holds a senior security interest in all of our domestic assets, and a 66% interest in the stock of our international subsidiaries. Under the facility, we are subject to certain financial covenants, including maintenance of certain leverage ratios. The facility also requires that we reduce our borrowings to $2.0 million or less for 30 days during each calendar quarter. Further, we are restricted in our ability to, among other things, make advances to our European operations, make acquisitions, make capital expenditures, incur additional indebtedness and pay dividends. We pay a variable rate of interest on draws, at LIBOR plus 0.5%, and an annual fee of 0.5% of the unused portion of the $10.0 million commitment. As of June 30, 2006, we are in compliance with all financial covenants, $10.0 million was available for borrowing, and there were no borrowings against the facility.

3. CONVERTIBLE NOTES

In November 2001, we issued 7% convertible notes to shareholders of TRX. The notes are due in full in November 2006. In December 2004, the notes were amended to subordinate them to the senior secured revolving credit facility and to increase the interest rate to 11%. Further, if the convertible notes are not paid when due, the rate of interest will increase to 13% until repaid, with such interest rate applied retroactively from December 31, 2004. In management’s view, the likelihood of this interest rate increase to 13% is remote. Accordingly, we are recording interest expense at 11%. The notes are junior and subordinated to the Company’s senior secured revolving credit facility. Interest is either payable in cash semiannually or upon settlement in cash or common stock, at the election of the holder. The $1,360 of outstanding notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $11.03, subject to adjustments, totaling 123,312 shares of common stock (plus shares related to accrued and unpaid interest).

4. RELATED-PARTY TRANSACTIONS

BCD Travel, formerly WorldTravel BTI, is majority-owned by our majority shareholder, BCD. During the three and six months ended June 30, 2006, we recognized revenues from BCD Travel, totaling $2,702 and $5,189, respectively. During the three and six months ended June 30, 2005, we recognized revenues from BCD Travel, totaling $2,074 and $4,344, respectively. At June 30, 2006 and December 31, 2005, respectively, $987 and $406 was receivable from BCD Travel.

Hogg Robinson plc and its affiliates (“Hogg Robinson”) have historically owned a portion of our stock. We have a shared services agreement with Hogg Robinson under which it provides administrative services, office space and technology. During the three and six months ended June 30, 2006, we recognized transaction and other revenues of $731 and $1,123, respectively, and expenses for shared services totaling $375 and $770, respectively. During the three and six months ended June 30, 2005, we recognized transaction and other revenues of $370 and $719, respectively, and expenses for shared services totaling $1,300 and $2,393, respectively. At June 30, 2006 and December 31, 2005, $322 and $323 was payable to Hogg Robinson.

5. RESTRUCTURING

In 2004, we closed our operation in Switzerland and in 2005, we closed our call center operation in Orangeburg, South Carolina. During the three months ended June 30, 2006, we closed our call center operation in the United Kingdom and accrued for severance payments of $670 ($558 of which were paid by June 30, 2006), recorded an asset impairment of $193, recorded lease termination obligations of $150 and other directly related costs of $69. We also reduced our remaining estimated lease-termination accrual related to our Orangeburg facility by $150 due to a revision to our estimated sublease assumption, made related lease termination-related payments of $93 and made payments for human resources and legal consultation services related to closures in Europe of $93. We expect to pay remaining severance in the United Kingdom during the third quarter of 2006, to pay statutory shutdown costs in Switzerland through the remainder of 2006, and to pay the remaining lease termination costs over the remaining term of the leases, through 2006 in Switzerland, through the third quarter of 2007 in the United Kingdom, and through 2008 in Orangeburg, South Carolina. A summary of the accruals associated with the above restructuring activities is as follows:

	Liability Balance at December 31, 2005	Costs Charged (Credited)	Cash Payments	Liability Balance at June 30, 2006
Lease termination costs	$998	$(93)	$(253)	$652
Severance costs	—	670	(449)	221
Other related costs	68	69	(93)	44

Total accrued	1,066			917
Asset impairment		193
Current portion	(437)			(601)

Long-term portion	$629			$316

Total restructuring charges		$839

6. SUBSEQUENT EVENTS

On August 2, 2006, we acquired Travel Analytics, Inc., a firm based in Cleveland, Ohio which provides procurement and spend management services to corporations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three and six months ended June 30, 2006 and 2005. Also discussed is our financial position as of June 30, 2006. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this report and in our Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia.com, accounted for 33% of our revenues in the six months ended June 30, 2006. Expedia.com has been a client since its launch in 1996, and our current contract with them continues through 2010. Our scale and process-reengineering expertise has allowed us to reduce our costs in several areas when measured on a per transaction basis. We have established pricing models that provide volume-based discounts to share scale efficiencies with our clients to ensure long-term, mutually-beneficial relationships. As a result, our average revenue per transaction has generally declined over the last few years.

Our historical business mix contained significant revenue from call center, or “customer care” operations, which accounted for approximately 24% of our transaction and other revenues in 2005. In late 2004, we made a strategic decision to gradually transition away from this type of lower-margin, labor-intensive business and to close some of our customer care facilities. We closed our customer care operations in Paris, France and in Zurich, Switzerland during 2004; in Orangeburg, South Carolina during 2005; and in the United Kingdom during the second quarter of 2006. In connection with these closures, we recorded net charges during the second quarter of 2006 of $0.9 million related to employee severance, lease abandonment and related charges, all but approximately $0.2 million of which requires cash outlays, primarily during the second quarter of 2006. During 2006, our customer care revenues decreased as compared to 2005 and we expect them to decline further in the future.

In February 2006, we entered into a five-year agreement related to global business development with E2E SerWiz Solutions, Ltd. (“SWS”), a subsidiary of TATA Sons Ltd. Pursuant to the agreement, the parties will market their respective offerings in the global travel marketplace in consideration for specified fees based on new business referred. Additionally, in February 2006, we entered into a shared services agreement with SWS, effective November 1, 2005, in which we agreed to facilitate SWS’ establishment of U.S.-based customer care operations during 2006. In connection with this agreement, we transferred all of our U.S.-based customer care assets and employees, located in Parkersburg, West Virginia and Milton, Florida to SWS on April 1, 2006. We transferred assets with a net book value of approximately $75 to SWS and expect to record a gain associated with such sale of approximately $175 when our continuing involvement with SWS concludes at the end of 2006. In addition, we retained SWS as a subcontractor beginning April 1, 2006, in order to provide customer care services to certain of our clients in the U.S. Thus, we will continue to record revenues from our existing contractual relationships with a pass through of the revenue as costs to SWS.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates. We believe that, of our significant accounting policies described our Form 10-K for the year ended December 31, 2005, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to assist investors in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue recognition. A significant portion of our revenue is recognized based on objective criteria that do not require significant estimates or uncertainties. Accordingly, revenues recognized under these methods do not require the use of significant estimates that are susceptible to change.

We recognize revenue, in accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and SEC Staff Accounting Bulletin No. 104, “ Revenue Recognition,” when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) services have been performed, (3) the fee for services is fixed or determinable, and (4) collectibility is reasonably assured. Generally, these criteria are considered to have been met as follows:

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

Internal-Use Software Development Costs. We account for internal-use software development costs in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “ Accounting for the Cost of Software Developed or Obtained for Internal Use,” or SOP 98-1. SOP 98-1 specifies that software costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use is charged to technology development expense as incurred until the project enters the application development phase. Costs incurred in the application development phase are capitalized and depreciated over an estimated useful life of three years, beginning when the software is ready for use.

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

Transaction processing provisions. We have recorded estimates to account for processing errors made in the ticketing or fareloading process that result in tickets being issued at incorrect prices or from agency commissions being miscalculated. Our reserve for processing errors is based on several factors including historical trends, average debit memo lag time and timely identification of errors. Transaction processing provisions during each of the three and six months ended June 30, 2006 were $0.7 million and during the three and six months ended June 30, 2005 were $0.6 million and $1.7 million, respectively, and are included as operating expenses in our consolidated statements of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Transaction and other revenues	100%	100%	100%	100%
Expenses:
Operating	58	64	58	64
Selling, general and administrative	15	17	16	17
Technology development	10	10	9	10
Restructuring	3	7	1	4
Depreciation and amortization	9	8	9	8

Total operating expenses before client reimbursements	95	106	93	103

Operating income (loss)	5%	(6)%	7%	(3)%

Comparison of Three Months Ended June 30, 2006 and June 30, 2005

Revenues. The following table sets forth comparative revenues by type, in dollars and as a percentage of transaction and other revenue, for the three months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,
	2006		2005		Change
	(dollars in thousands)
Transaction processing	$19,330	66%	$18,495	63%	$835	5%
Data integration	4,247	14	3,993	14	254	6
Customer care	5,804	20	6,716	23	(912)	(14)

Transaction and other revenues	29,381	100	29,204	100	177	1
Client reimbursements	637		1,249

Total	$30,018		$30,453

Transaction processing revenues. Transaction processing revenues were $19.3 million in the three months ended June 30, 2006, an increase of 5% compared to $18.5 million in the three months ended June 30, 2005. The increase was primarily due to volume growth of approximately 4% from existing clients.

Data integration revenues. Data integration revenues were $4.2 million in the three months ended June 30, 2006, an increase of 6% compared to $4.0 million in the three months ended June 30, 2005. The increase was primarily related to additional penetration and organic growth from our existing customers.

Customer care revenues. Customer care revenues were $5.8 million in the three months ended June 30, 2006, a decrease of 14% compared to $6.7 million in the three months ended June 30, 2005. This decrease was primarily due to our planned volume reductions from existing customers as we continue to transition away from this lower-margin, labor intensive business.

Client reimbursement revenues and expenses. Client reimbursement revenues and expenses were $0.6 million in the three months ended June 30, 2006, a decrease of 49% compared to $1.2 million in the three months ended June 30, 2005. The decrease was primarily due to planned reductions in telecommunication and other pass-through costs associated with our customer care business.

Operating expenses. Operating expenses were $16.9 million in the three months ended June 30, 2006, a decrease of 10% compared to $18.8 million in the three months ended June 30, 2005. The decrease was primarily due to the decline in our customer care business and the closure of our Orangeburg, South Carolina facility effective April 30, 2005. As a percentage of revenue, operating expenses decreased from 64% in the three months ended June 30, 2005 to 58% in the three months ended June 30, 2006. Our margins have improved as a result of the reduction in our less profitable customer care business and operating leverage associated with growth in our core transaction processing and data integration revenue streams.

Selling, general and administrative expenses. Selling, general and administrative expenses were $4.4 million in the three months ended June 30, 2006, a decrease of 13% compared to $5.0 million in the three months ended June 30, 2005. The decrease is primarily due to reduced headcount expense for overhead functions due to reduction of call center activity since 2005 and a reduction of bad debt expense, partially offset by $0.3 million of stock compensation expense in the three months ended June 30, 2006.

Technology development expenses. Technology development expenses remained constant at $2.9 million in the three months ended June 30, 2006 and 2005, respectively. As a percentage of revenue, technology development remained constant at 10% in the three months ended June 30, 2006 and 2005, respectively.

Restructuring expense. We recorded $0.9 million of restructuring expense in the three months ended June 30, 2006, compared to $2.0 million of expense in the three months ended June 30, 2005. The charge in 2006 is due to $1.1 million of severance, lease abandonment and asset impairment charges from the closure of our customer care operations in the United Kingdom, partly offset by a credit of $0.2 million due to the reduction of our remaining estimated lease-termination accrual resulting from a revision to our estimated sublease assumption for the Orangeburg, South Carolina facility. The expense in fiscal 2005 consisted of a $2.1 million charge for severance, lease abandonment, operational transition costs and accelerated depreciation related to the closure of our Orangeburg, South Carolina facility effective April 30, 2005, partially offset by a $0.1 million credit to reflect lower than expected lease termination costs in Europe.

Depreciation and amortization. Depreciation and amortization expenses were $2.6 million in the three months ended June 30, 2006, compared to $2.4 million in the three months ended June 30, 2005. The increase is due to depreciation recorded on additional U.S. assets.

Interest income (expense), net. We generated $0.2 million of net interest income in the three months ended June 30, 2006, compared to net interest expense of $0.7 million in the three months ended June 30, 2005. Our interest expenses declined significantly due to debt repayments, and our interest income increased due to cash balances generated primarily from our initial public offering of common stock in September 2005, and increased rates of interest earned on invested cash.

Income tax provision. No income tax provision was recorded for the three months ended June 30, 2006, as such income was offset by net operating loss carryforwards. No income tax benefit was recorded for the three months ended June 30, 2005, as we recorded a 100% valuation allowance on our net deferred tax assets.

Net income (loss). Due to the factors described above, net income was $1.8 million in the three months ended June 30, 2006 compared to net loss of $2.7 million in the three months ended June 30, 2005.

Comparison of Six Months Ended June 30, 2006 and June 30, 2005

Revenues. The following table sets forth comparative revenues by type, in dollars and as a percentage of transaction and other revenue, for the six months ended June 30, 2006 and 2005, respectively:

	Six Months Ended June 30,
	2006		2005		Change
	(dollars in thousands)
Transaction processing	$39,411	65%	$37,441	63%	$1,970	5%
Data integration	8,180	13	7,955	13	225	3
Customer care	13,028	21	14,542	24	(1,5144)	(10)

Transaction and other revenues	60,619	100	59,938	100	681	1
Client reimbursements	1,156		2,024

Total	$61,775		$61,962

Transaction processing revenues. Transaction processing revenues were $39.4 million in the six months ended June 30, 2006, an increase of 5% compared to $37.4 million the six months ended June 30, 2005. The increase was primarily due to volume growth of approximately 6% from existing customers.

Data integration revenues. Data integration revenues were $8.2 million in the six months ended June 30, 2006, an increase of 3% compared to $8.0 million in the six months ended June 30, 2005. The increase was primarily related to the continuation and expansion of an existing client relationship established late in 2004.

Customer care revenues. Customer care revenues were $13.0 million in the six months ended June 30, 2006, a decrease of 10% compared to $14.5 million in the six months ended June 30, 2005. This decrease was primarily due to our planned volume reductions from existing customers as we continue to transition away from this lower-margin, labor intensive business.

Client reimbursement revenues and expenses. Client reimbursement revenues and expenses were $1.2 million in the six months ended June 30, 2006, a decrease of 43% compared to $2.0 million in the six months ended June 30, 2005. The decrease was primarily due to planned reductions in telecommunication and other pass-through costs associated with our customer care business.

Operating expenses. Operating expenses were $35.2 million in the six months ended June 30, 2006, a decrease of 9% compared to $38.7 million in the six months ended June 30, 2005. The decrease was primarily due to the decline in our customer care business and the closure of our Orangeburg, South Carolina facility effective April 30, 2005. As a percentage of revenue, operating expenses decreased from 64% in the six months ended June 30, 2005 to 58% in the six months ended June 30, 2006. Our margins have improved as a result of the reduction in our less profitable customer care business and operating leverage associated with growth in our core transaction processing and data integration revenue streams.

Selling, general and administrative expenses. Selling, general and administrative expenses were $9.6 million in the six months ended June 30, 2006, a decrease of 6% compared to $10.2 million in the six months ended June 30, 2005. The decrease is primarily due to reduced headcount expense for overhead functions due to reduction of call center activity since 2005, partially offset by $0.7 million of stock compensation expense in 2006.

Technology development expenses. Technology development expenses were $5.3 million in the six months ended June 30, 2006, a decrease of 13% compared to $6.1 million in the six months ended June 30, 2005. The decrease was primarily due to reduced costs for our technology development resources driven by the replacement of higher cost contract labor resources with permanent resources in the U.S. and India. The decrease in expense was also attributable to an increase in capitalized labor driven by increased investment in our booking and agent productivity solutions. As a percentage of revenue, technology development expense decreased from 10% in the six months ended June 30, 2005 to 9% in the six months ended June 30, 2006.

Restructuring expense. We recorded $0.8 million of restructuring expense in the six months ended June 30, 2006, compared to $2.3 million of expense in the six months ended June 30, 2005. The charge in 2006 is due to $1.1 million of severance, lease abandonment and asset impairment charges from the closure of our customer care operations in the United Kingdom, partly offset by a credit of $0.3 million due to the reduction of our estimated remaining lease-termination accrual resulting from a revision to our estimated sublease assumption for the Orangeburg, South Carolina facility. The expense in fiscal 2005 consisted of a $2.4 million charge for severance, lease abandonment, operational transition costs and accelerated depreciation related to the closure of our Orangeburg, South Carolina facility effective April 30, 2005, partially offset by a $0.1 million credit to reflect lower than expected lease termination costs in Europe.

Depreciation and amortization. Depreciation and amortization expenses were $5.2 million in the six months ended June 30, 2006, compared to $4.8 million in the six months ended June 30, 2005. The increase is due to depreciation recorded on additional U.S. assets.

Interest income (expense), net. We generated $0.3 million of net interest income in the six months ended June 30, 2006, compared to net interest expense of $1.5 million in the six months ended June 30, 2005. Our interest expenses declined significantly due to debt repayments, and our interest income increased due to cash balances generated primarily from our initial public offering of common stock in September 2005, and increased rates of interest earned on invested cash.

Income tax provision. No income tax provision was recorded for the six months ended June 30, 2006, as such income was offset by net operating loss carryforwards. No income tax benefit was recorded for the six months ended June 30, 2005, as we recorded a 100% valuation allowance on our net deferred tax assets.

Net income (loss). Due to the factors described above, net income was $4.7 million in the six months ended June 30, 2006 compared to net loss of $3.6 million in the six months ended June 30, 2005.

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

At June 30, 2006, our principal sources of liquidity were cash and cash equivalents of $24.8 million and $10.0 million of availability under our revolving credit facility. We had no borrowings outstanding under our credit facility at June 30, 2006. The maximum amount available under our revolving credit facility is $10.0 million, and the monthly availability fluctuates based upon our last twelve months’ consolidated senior leverage ratio (as defined in the facility).

Net cash provided by operating activities was $3.1 million in the six months ended June 30, 2006 compared to $5.7 million in the six months ended June 30, 2005. The primary driver of the reduction in operating cash flow was a use of working capital of $7.8 million in 2006 compared to $3.7 million of working capital being provided in 2005. We expect to invest cash in working capital during 2006, primarily due to lower customer prepaid revenues as we continue to reduce our customer care business, accelerated vendor payments and restructuring related payments that were charged to expense in 2005.

Net cash used in investing activities was $4.9 million during the six months ended June 30, 2006 compared to $3.3 million during the six months ended June 30, 2005. The significant driver of our investing activities is our capital expenditures, which include costs associated with internally developed software. Capital expenditures in the six months ended June 30, 2006 and 2005 were primarily comprised of ongoing development related to our transaction processing platforms. Drivers of capital expenditures include infrastructure required to support volume expansion, the acquisition of new revenue streams with new and existing clients, technology development costs, investment in business continuity, and opportunities to reduce costs. As of June 30, 2006, we had no material commitments related to capital expenditures. Excluding capital expenditures associated with potential new clients, we currently expect capital expenditures of less than $10.0 million in fiscal 2006.

Net cash used in financing activities was $2.0 million during the six months ended June 30, 2006 compared to $2.1 million during the six months ended June 30, 2005. The primary driver in the six months ended June 30, 2006 was debt repayments of $2.1 million. Cash used in financing activities during the six months ended June 30, 2005 related to debt repayments of $2.6 million, costs associated with becoming a publicly traded company of $1.0 million and repurchases of common stock of $0.3 million, partially offset by the repayment of a note receivable from a shareholder of $1.0 million and net proceeds of $0.8 million related to the exercise of stock options.

We have a $10.0 million senior secured revolving credit facility that expires in May 2007. The lender holds a senior security interest in all of our domestic assets and a 66% interest in the stock of our international subsidiaries. Under the facility, we are subject to a maximum consolidated senior leverage ratio (as defined in the facility) of 1 to 1. The facility also requires that we reduce our borrowings under the facility to $2.0 million or less for 30 days during each calendar quarter. We are restricted in our ability to, among other things, make advances to our European operations, make acquisitions or sell assets, make capital expenditures, incur additional indebtedness and pay dividends. We are currently in compliance with all covenants. We pay a variable rate of interest on draws, at LIBOR plus 0.5%, and an annual fee of 0.5% of the unused portion of the $10.0 million commitment. At June 30, 2006, we had no borrowings outstanding against the facility.

In November 2001, we issued 7% convertible notes to shareholders of TRX. The notes are due in full in November 2006. In December 2004, the notes were amended to subordinate them to the senior secured revolving credit facility and to increase the interest rate to 11%. Further, if the convertible notes are not paid when due, the rate of interest will increase to 13% until repaid, with such interest rate applied retroactively from December 31, 2004. We view the likelihood of the interest rate increasing to 13% as remote. Accordingly, we are recording interest expense in our consolidated statements of operations at 11%. The notes are junior and subordinated to our senior secured revolving credit facility. The $1,360 of outstanding notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $11.03, subject to adjustments, totaling 123,312 shares of common stock (plus shares related to accrued and unpaid interest).

Based on our current level of operations, we believe our cash flow from operations and other available sources of liquidity, including borrowings under the revolving credit facility until it matures in May 2007, will provide adequate funds for ongoing operations, planned capital expenditures and debt service for the next twelve months.

Contractual Obligations

The following table summarizes our future minimum non-cancelable contractual obligations (including interest) at June 30, 2006:

	Payments Due by Period
	Total	Less than one year	1-3 years	3-5 years	More than five years
	(in thousands)
Long-term debt, including capital leases	$2,177	$2,177	$—	$—	$—
Convertible notes	1,360	1,360	—	—	—
Cash interest costs on long-term debt, convertible notes and capital leases	736	736	—	—	—
Operating leases	7,280	3,193	3,142	857	88
Employment agreements	1,044	1,044	—	—	—
Service agreement	2,199	2,030	169	—	—

Total contractual obligations	$14,796	$10,540	$3,311	$857	$88

The cash interest costs shown above assume that interest rates in effect at June 30, 2006 on variable-rate debt remain constant in the future. The long-term commitments under operating leases shown above consist of facility leases in the U.S. and Europe for our operations. The service agreement relates to an agreement with an unrelated party that provides certain labor services to us.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), “Share Based Payment,” which became effective for us on January 1, 2006. This statement eliminated the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion 25, “ Accounting for Stock Issued to Employees ,” and requires instead that compensation expense be recognized based on the fair value on the date of the grant. The recognition of compensation expense for stock options and our employee stock purchase plan reduced net income by approximately $0.3 million and $0.7 million for the three and six months ended June 30, 2006, respectively. We elected the modified prospective method for our adoption of SFAS 123(R). SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under former literature. This requirement had no effect on our net operating cash flows and net financing cash flows in the six months ended June 30, 2006 because no stock options were exercised and we do not expect to receive tax deductions in excess of recognized compensation cost.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Exchange Risk. Approximately 22% of our consolidated revenues for the six months ended June 30, 2006 and 14% of our consolidated assets at June 30, 2006 are associated with operations outside of the U.S. In addition, at June 30, 2006, we had debt denominated in British pounds sterling and Swiss francs. The balance sheets and statements of operations for these businesses, translated from the functional currency of the businesses to the U.S. dollar, are subject to currency fluctuations. We are most vulnerable to fluctuations in the British pound sterling and euro against the U.S. dollar. We are also subject to currency fluctuations in the Indian rupee. Historically, we have not entered into derivative financial instruments to mitigate this risk, as it has not been cost-effective for us. The impact of currency fluctuations on profitability has not been significant since both revenues and operating costs of these businesses are denominated in local currency. If the U.S. dollar had a 10 percent greater appreciation against our non-U.S. dollar denominated businesses in the six months ended June 30, 2006, consolidated revenues and operating loss would have been reduced by approximately $98,000 and $8,000, respectively. We may use derivative financial instruments in the future if we deem it useful in mitigating an exposure to foreign currency exchange rates. The cumulative translation adjustment was an $0.3 million increase in shareholders’ equity at June 30, 2006.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of June 30, 2006, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 22, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Shareholders of TRX was held on April 20, 2006. Proxies with regard to the matters voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of voting on each such matter.

(a)	Election of the directors named below to serve until the next Annual Meeting of Shareholders. All of the nominees were elected.

	Votes
Nominees	For	Against
John F. Davis, III	15,949,200	121,931
Norwood H. (“Trip”) Davis, III	15,595,181	475,950
Johan G. (“Joop”) Dreschel	15,267,735	803,396
John A. Fentener van Vlissingen	15,267,761	803,370
Harry A. Feuerstein	15,949,226	121,905
Michael W. Gunn	15,949,226	121,905

(b)	Approval of the TRX Omnibus Incentive Plan.

Votes
For	Against	Abstain
11,531,375	2,474,013	350

(c)	Approval of the TRX Employee Stock Purchase Plan.

Votes
For	Against	Abstain
12,795,938	1,209,350	450

(d)	Approval of the TRX Executive Annual Incentive Plan.

Votes
For	Against	Abstain
16,045,143	7,238	18,750

Item 6. Exhibits

Exhibit No.	Description
10.1	Second Amendment to Employment Contract dated June 30, 2006 between Norwood H. Davis, III and TRX, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2006)

31.1	Certification of Norwood H. (“Trip”) Davis, III, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Lindsey B. Sykes, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRX, INC.

Dated: August 3, 2006	By:	/s/ Lindsey B. Sykes
Lindsey B. Sykes
Chief Financial Officer
(principal financial and accounting officer)