Form 10-Q
period 2006-09-30
TRX INC/GA
filed 2006-11-02
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the registrant’s common stock, $0.01 par value outstanding at November 2, 2006 was 17,768,592 shares.

TRX, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,636	$28,633
Settlement assets	9,061	—
Trade accounts receivable, net	9,673	5,705
Prepaids and other	2,551	2,260

Total current assets	47,921	36,598

NONCURRENT ASSETS:
Property and equipment, net	16,085	17,435
Goodwill	23,125	21,512
Other assets, net	1,007	589

Total noncurrent assets	40,217	39,536

Total assets	$88,138	$76,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$22,018	$24,305
Customer deposits and deferred revenue	12,410	11,924
Settlement obligations	9,061	—
Current portion of long-term debt	2,145	2,207
Convertible notes	1,360	—

Total current liabilities	46,994	38,436

NONCURRENT LIABILITIES:
Long-term debt–less current portion	—	1,909
Convertible notes	—	1,360
Other long-term liabilities	1,124	1,828

Total noncurrent liabilities	1,124	5,097

Total liabilities	48,118	43,533

COMMITMENTS AND CONTINGENCIES (NOTE 1)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 17,956,123 and 17,851,835 shares issued; 17,768,592 and 17,664,304 shares outstanding at September 30, 2006 and December 31, 2005, respectively	179	178
Additional paid-in capital	91,726	90,006
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Deferred compensation	—	(43)
Cumulative translation adjustment	213	543
Accumulated deficit	(49,804)	(55,789)

Total shareholders’ equity	40,020	32,601

Total liabilities and shareholders’ equity	$88,138	$76,134

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES:
Transaction and other revenues	$26,774	$29,343	$87,393	$89,281
Client reimbursements	366	307	1,522	2,331

Total revenues	27,140	29,650	88,915	91,612

EXPENSES:
Operating, excluding depreciation and amortization	15,913	18,501	51,162	57,158
Selling, general, and administrative, excluding depreciation and amortization	4,701	5,076	14,315	15,303
Technology development	2,759	2,800	8,037	8,865
Client reimbursements	366	307	1,522	2,331
Restructuring	(148)	11	691	2,319
Depreciation and amortization	2,453	2,519	7,698	7,329

Total expenses	26,044	29,214	83,425	93,305

OPERATING INCOME (LOSS)	1,096	436	5,490	(1,693)
INTEREST INCOME (EXPENSE):
Interest income	256	23	779	126
Interest expense	(99)	(905)	(284)	(2,501)

Total interest income (expense), net	157	(882)	495	(2,375)
DEBT CONVERSION EXPENSE	—	(2,898)	—	(2,898)

NET INCOME (LOSS)	$1,253	$(3,344)	$5,985	$(6,966)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	17,735	12,519	17,692	12,481

Diluted	17,736	12,519	17,693	12,481

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.07	$(0.27)	$0.34	$(0.56)

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,985	$(6,966)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,698	7,329
Debt conversion expense	—	2,898
Restructuring charges	193	499
Provision for bad debts	125	156
Stock compensation expense	1,012	56
Amortization of debt discount	—	268
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(3,554)	1,901
Prepaids and other assets	56	247
Accounts payable and accrued liabilities	(4,534)	481
Customer deposits and deferred revenue	196	(379)

Total adjustments	1,192	13,456

Net cash provided by operating activities	7,177	6,490

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,514)	(6,690)
Acquisition, net of cash acquired	(1,475)	—
Sale of assets	250	—

Net cash used in investing activities	(7,739)	(6,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of long-term debt	—	964
Repayments of long-term debt	(2,074)	(4,459)
Issuance of common stock, net of offering costs	—	26,440
Debt conversion expense	—	(2,898)
Repurchase of warrant	—	(1,600)
Repayment of note receivable from shareholder	—	1,000
Purchases of treasury stock	—	(321)
Proceeds from stock-based compensation plans	128	806

Net cash (used in) provided by financing activities	(1,946)	19,932
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	511	(589)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,997)	19,143
CASH AND CASH EQUIVALENTS—Beginning of period	28,633	10,595

CASH AND CASH EQUIVALENTS—End of period	$26,636	$29,738

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

In February 2006, we entered into a five-year agreement related to global business development with E2E SerWiz Solutions, Ltd. (“SWS”), a subsidiary of TATA Sons Ltd. Pursuant to the agreement, the parties market their respective offerings in the global travel marketplace in consideration for specified fees based on new business referred. Additionally, in February 2006, we entered into a shared services agreement with SWS, effective November 1, 2005, in which we agreed to facilitate SWS’ establishment of U.S.-based customer care operations during 2006. In connection with this agreement, we transferred all of our U.S.-based customer care assets and employees, located in Parkersburg, West Virginia and Milton, Florida to SWS on April 1, 2006. We transferred assets with a net book value of approximately $75 to SWS and expect to record a gain associated with such sale of approximately $175 when our continuing involvement with SWS concludes. In addition, we retained SWS as a subcontractor beginning April 1, 2006, in order to provide customer care services to certain of our clients in the U.S. Thus, we will continue to record revenues from our existing contractual relationships with a pass through of the revenue as costs to SWS.

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

Settlement Assets and Settlement Liabilities—In 2006, we began providing back office processing services for a client. We recognize fees associated with such services as revenues when services are rendered. We collect cash relating to the sale of travel on behalf of our client, and remit such cash to the providers of related travel services (such as airline, hotel, etc.). We have a legal obligation to settle these transactions on behalf of our client each month, and therefore classify both the obligation and related asset as current on the accompanying consolidated balance sheet.

Allowance for Doubtful Accounts—We maintain an allowance for doubtful accounts to reserve for uncollectible receivables. The balance was $503 and $495 as of September 30, 2006 and December 31, 2005, respectively.

Other Intangible Assets—We recorded $532 to recognize the value of amortizing intangible assets as part of our purchase of certain assets of Travel Analytics, Inc. (Note 6), and we recorded $615 to recognize the value of certain customer relationships as part of our purchase of our European equity method investments in 2004. These amounts are included as part of Other Assets, net in the accompanying consolidated balance sheets. We expect to record approximately $145 of amortization expense related to these intangible assets in each of the coming four years, and $120 of amortization expense in the fifth year. During the three and nine months ended September 30, 2006, we recorded related amortization expense of $45 and $120, respectively and during the three and nine months ended September 30, 2005, we recorded related amortization expense of $19 and $136, respectively.

Changes in other intangible assets during the nine months ended September 30, 2006 were as follows:

Balance, January 1, 2006	$615
Travel Analytics, Inc. acquisition	532
Amortization of intangible assets	(222)

Balance, September 30, 2006	$925

A summary of our intangible assets as of September 30, 2006 and December 31, 2005 is as follows:

		September 30, 2006		December 31, 2005
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer contracts	8 years	$615	$(213)	$615	$(155)
Trademarks and patents	10 years	432	(5)	—	—
Non-compete agreement	4 years	100	(4)	—	—

Total intangible assets		$1,147	$(222)	$615	$(155)

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders, adjusted for the earnings effect of potentially dilutive securities, by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All common stock equivalents with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Net Income	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic net income (loss) per share	$1,253	17,735	$0.07	$(3,344)	12,519	$(0.27)
Effect of dilutive securities:
Options to acquire common stock	—	1		—	—

Diluted net income (loss) per share	$1,253	17,736	$0.07	$(3,344)	12,519	$(0.27)

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Net Income	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic net income (loss) per share	$5,985	17,692	$0.34	$(6,966)	12,481	$(0.56)
Effect of dilutive securities:
Options to acquire common stock	—	1		—	—

Diluted net income (loss) per share	$5,985	17,693	$0.34	$(6,966)	12,481	$(0.56)

Because of their anti-dilutive effect on the income (loss) per share recorded in each of the periods presented, the diluted share base excludes incremental shares related to convertible debt, warrants to purchase common stock and employee stock options as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Convertible debt	123	1,813	123	1,813
Accrued but unpaid interest on convertible debt	51	165	47	153
Warrants	—	63	—	63
Employee stock options	1,923	506	1,931	462

Total	2,097	2,547	2,101	2,491

These shares were excluded due to their anti-dilutive effect on the income (loss) per share recorded in each of the periods presented. Approximately 1.9 million stock options at a weighted average strike price of $9.36 were outstanding at September 30, 2006, and could potentially dilute basic earnings per share in future periods if our average stock price exceeds the strike price in those periods.

Stock-Based Employee Compensation—We have stock-based employee compensation plans. The TRX, Inc. Omnibus Incentive Plan was amended upon our initial public offering in September 2005 to, among other things, increase the number of shares available for issuance to employees from 1.3 million to 3.3 million, and to expand the types of awards permitted to be made. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest ratably over four years and have 10-year contractual terms. Certain option awards provide for accelerated vesting if there is a change of control (as defined in the Plan). In addition, in September 2005 we also amended our TRX, Inc. Employee Stock Purchase Plan (“ESPP”) to reflect our public company status, among other things. 500,000 shares are reserved for issuance under our ESPP. As of September 30, 2006, 29,140 shares have been issued under our ESPP.

In the first quarter of 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) Statement No. 123 (revised 2004) (“SFAS 123(R)”) entitled, “Share-Based Payment.” This standard requires the recognition of compensation expense for the grant-date fair value of all share-based awards granted to employees. Prior to 2006, we accounted for stock awards granted to employees using the intrinsic value method under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” which requires the recording of compensation expense for some, but not all, stock-based compensation. As a result, no compensation expense was recognized prior to 2006 for stock options granted to employees.

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

As a result of adopting SFAS 123(R) on January 1, 2006, our operating income and net income for the three and nine months ended September 30, 2006 are $339 ($0.02 per basic and diluted share) and $1,036 ($0.06 per basic and diluted share) lower than if we had continued to account for share-based compensation under APB No. 25. The adoption of SFAS 123(R) had no effect on our statement of cash flows for the nine months ended September 30, 2006. Deferred compensation of $43 was transferred to additional paid-in capital upon adoption of SFAS 123(R). If we had accounted for our stock-based awards under SFAS 123(R), pro forma net loss for the three and nine months ended September 30, 2005 would have been as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss - as reported	$(3,344)	$(6,966)
Add: Stock-based employee compensation expense included in reported net loss	14	56
Deduct: Stock-based compensation expense determined under fair value-based method	(72)	(217)

Pro forma net loss	(3,402)	(7,127)

Basic and diluted loss per share:
As reported	$(0.27)	$(0.56)

Pro forma	$(0.27)	$(0.57)

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

The following table summarizes stock options outstanding and unvested stock options outstanding as of September 30, 2006 as well as activity during the nine months then ended:

	All Options		Unvested Options
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1	1,939,810	$9.35	1,485,000	$9.25
Granted	51,000	10.09	51,000	10.09
Forfeited	(69,000)	9.54	(65,250)	9.54
Exercised	—	—	—	—
Vested	—	—	(329,000)	9.24

Outstanding at September 30	1,921,810	$9.36	1,141,750	$9.28

The table above has been revised to decrease unvested options outstanding at January 1 by 57,405 and to reduce the weighted average exercise price for such options from $9.27 to $9.25. This adjustment is not considered material and it had no impact on our diluted earnings per share or our results of operations.

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At September 30, 2006, the aggregate intrinsic value of options outstanding was $0 with a weighted average remaining contractual term of 8.3 years; the aggregate intrinsic value of the 780,060 options exercisable was $0 with a weighted average exercise price of $9.60 and a weighted average remaining contractual term of 7.5 years.

Compensation cost from nonvested stock granted to employees is recognized as expense using the straight-line method over the vesting period. As of September 30, 2006, total unrecognized compensation cost related to nonvested stock options was approximately $1.4 million. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years.

Comprehensive Income (Loss)—The Company’s comprehensive income (loss) includes net income (loss) and cumulative translation adjustments. The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$1,253	$(3,344)	$5,985	$(6,966)
Cumulative translation adjustment	(83)	(122)	(329)	1,111

Total comprehensive income (loss)	$1,170	$(3,466)	$5,656	$(5,855)

Statement of Cash Flows—Cash paid for interest was $211 and $1,816 for the nine months ended September 30, 2006 and 2005, respectively. Cash paid for income taxes was $0 for the nine months ended September 30, 2006 and 2005, respectively. During the three months ended September 30, 2005, the Company settled convertible notes of $18,640 and associated interest payable of $1,109 by issuing 1,795,184 shares of common stock. The Company had accrued capital expenditures of $13 and $464 at September 30, 2006 and 2005, respectively.

Segment Reporting—Operating segments are defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS No. 131”). Our chief operating decision maker currently reviews information and makes operating decisions based on one operating segment and the expense structure of the business is managed functionally. Our measure of segment profit is consolidated operating income.

Our revenue, aggregated by service offering, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Transaction processing	$17,580	$18,285	$56,991	$55,726
Data integration	4,520	3,903	12,700	11,858
Customer care	4,674	7,155	17,702	21,697

Transaction and other revenues	26,774	29,343	87,393	89,281
Client reimbursements	366	307	1,522	2,331

Total	$27,140	$29,650	$88,915	$91,612

The following is a geographic breakdown of revenues for the three and nine months ended September 30, 2006 and 2005, and a geographic breakdown of long-lived assets at September 30, 2006 and December 31, 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
United States	$22,315	$22,283	$70,222	$67,137
United Kingdom	2,544	4,610	10,003	15,858
Other International	2,281	2,757	8,690	8,617

Total	$27,140	$29,650	$88,915	$91,612

	At September 30, 2006	At December 31, 2005
Long-Lived Assets:
United States	$14,210	$14,755
United Kingdom	1,079	1,692
Other International	796	988

	$16,085	$17,435

Litigation—We are involved in various claims and lawsuits incidental to our business. In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on our financial position, liquidity, or results of operations.

Recent Accounting Pronouncements—In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. SAB 108 is required to be adopted by December 31, 2006 and is not expected to have an effect on our consolidated financial statements.

2. DEBT

Debt consists of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Seller notes	$1,876	$2,553
Other notes	245	987
Capital lease obligations	24	576

Total	2,145	4,116
Less current maturities	2,145	2,207

Long-term portion	$—	$1,909

Seller notes consist of unsecured promissory notes issued to the former owners of companies acquired by us, and are outstanding at September 30, 2006 and December 31, 2005 as follows:

September 30, 2006	December 31, 2005	Interest Rate	Repayment Terms
$1,032*	$949	Variable, 5.50% at September 30, 2006	Due January 2007; denominated in British Pounds
124*	236	6.50%	Three equal annual installments in January 2005 through 2007; denominated in Swiss Francs
720	1,368	6.50%	Three equal annual installments in January 2005 through 2007; denominated in Swiss Francs

$1,876	$2,553	Total

*	The lender may accelerate the note upon a reduction of our ownership by BCD Technology, S.A. (“BCD”) to 50% or less, or upon a reduction of ownership by us in the subsidiaries that issued the notes to 50% or less.

From time to time, we enter into capital lease agreements with equipment vendors. The agreements are collateralized by the leased assets, bear interest ranging from 6.5% to 7.9%, are payable in monthly installments, and expire on dates ranging from March 2007 to June 2007. Other notes are unsecured and bear interest at a fixed rate of 5.25%, and are due in December 2006.

We have a $10.0 million revolving line of credit facility expiring May 2007. The lender holds a senior security interest in all of our domestic assets, and a 66% interest in the stock of our international subsidiaries. Under the facility, we are subject to certain financial covenants, including maintenance of certain leverage ratios. The facility also requires that we reduce our borrowings to $2.0 million or less for 30 days during each calendar quarter. Further, we are restricted in our ability to, among other things, make advances to our European operations, make acquisitions, make capital expenditures, incur additional indebtedness and pay dividends. We pay a variable rate of interest on draws, at LIBOR plus 0.5%, and an annual fee of 0.5% of the unused portion of the $10.0 million commitment. As of September 30, 2006, we are in compliance with all financial covenants, $10.0 million was available for borrowing, and there were no borrowings against the facility.

3. CONVERTIBLE NOTES

In November 2001, we issued 7% convertible notes to shareholders of TRX. The notes are due in full on November 14, 2006. In December 2004, the notes were amended to subordinate them to the senior secured revolving credit facility and to increase the interest rate to 11%. Further, if the convertible notes are not paid when due, the rate of interest will increase to 13% until repaid, with such interest rate applied retroactively from December 31, 2004. In management’s view, the likelihood of this interest rate increase to 13% is remote. Accordingly, we are recording interest expense at 11%. The notes are junior and subordinated to the Company’s senior secured revolving credit facility. Interest is either payable in cash semiannually or upon settlement in cash or common stock, at the election of the holder. The $1,360 of outstanding notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $11.03, subject to adjustments, totaling 123,312 shares of common stock (plus shares related to accrued and unpaid interest). We expect to redeem these notes with cash on or before November 14, 2006.

4. RELATED-PARTY TRANSACTIONS

BCD Travel, formerly WorldTravel BTI, is majority-owned by our majority shareholder, BCD. During the three and nine months ended September 30, 2006, we recognized transaction and other revenues from BCD Travel, totaling $2,350 and $7,539, respectively. During the three and nine months ended September 30, 2005, we recognized transaction and other revenues from BCD Travel, totaling $2,138 and $6,482, respectively. At September 30, 2006 and December 31, 2005, respectively, $1,842 and $406 was receivable from BCD Travel.

Hogg Robinson plc and its affiliates (“Hogg Robinson”) have historically owned a portion of our stock. We have a shared services agreement with Hogg Robinson under which it provides administrative services, office space and technology. During the three and nine months ended September 30, 2006, we recognized transaction and other revenues of $666 and $1,789, respectively, and expenses for shared services totaling $186 and $956, respectively. During the three and nine months ended September 30, 2005, we recognized transaction and other revenues of $381 and $1,100, respectively, and expenses for shared services totaling $403 and $2,796, respectively. At September 30, 2006, $195 was net receivable from Hogg Robinson, and at December 31, 2005, $323 was payable to Hogg Robinson.

5. RESTRUCTURING

In 2004, we closed our operation in Switzerland and in 2005, we closed our call center operation in Orangeburg, South Carolina. During the nine months ended September 30, 2006, we closed our call center operation in the United Kingdom and accrued for severance payments of $670 which were paid by September 30, 2006, recorded an asset impairment of $193, recorded lease termination obligations of $150 and other directly related costs of $109. We also reduced our remaining estimated lease-termination accrual related to our Orangeburg facility by $431 due to a revision to our estimated sublease assumption. We made related lease termination-related payments of $319 and made payments for human resources and legal consultation services related to closures in Europe of $149. We expect to pay statutory shutdown costs in Switzerland through the remainder of 2006, and to pay the remaining lease termination costs over the remaining term of the leases, through the third quarter of 2007 in the United Kingdom, and through 2008 in Orangeburg, South Carolina. A summary of the accruals associated with the above restructuring activities is as follows:

	Liability Balance at December 31, 2005	Costs Charged (Credited)	Cash Payments	Liability Balance at September 30, 2006
Lease termination costs	$998	$(281)	$(319)	$398
Severance costs	—	670	(670)	—
Other related costs	68	109	(149)	28

Total accrued	1,066			426
Asset impairment		193
Current portion	(437)			(258)

Long-term portion	$629			$168

Total restructuring charges		$691

6. ACQUISITION

On August 2, 2006, we acquired certain assets and assumed certain liabilities of Travel Analytics, Inc., (“Travel Analytics”) which provides procurement and spend management services to corporations for $2,251. Travel Analytics helps corporations make smart decisions about their travel suppliers and travel policies, with a focus on achieving practical savings. The strategic addition of Travel Analytics expands our growth opportunities in the global corporate travel marketplace and augments the technology and talent in our data integration offerings for corporate travel clients. The purchase price included cash of $1,651 and the issuance of 85,870 shares of TRX common stock valued at $600 in accordance with EITF Issue 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” In addition to the consideration paid, we agreed to make payments to the previous owner of Travel Analytics equal to 3% of sales related to Travel Analytics products through December 31, 2011. Payments will be made semi-annually and will be recorded as incremental goodwill in our consolidated balance sheet.

We have included the results of operations of Travel Analytics in our consolidated financial statements from the date of acquisition. This acquisition was recorded using the purchase method of accounting, which included an evaluation of the existence of any identifiable intangibles at the date of acquisition, such as a noncompete agreement, certain trademarks and patents in process. Due to the strategic nature of the acquisition and low asset base, goodwill of $1,599 was recorded in connection with the acquisition. The goodwill is deductible for tax purposes over a period of 15 years. The results of Travel Analytics were not material to our results of operations for the three and nine months ended September 30, 2006; accordingly, no pro forma disclosure is presented. The following table summarizes the preliminary purchase price allocation of the fair values of the assets acquired and liabilities assumed:

Current assets	$578
Intangible assets	532
Goodwill	1,599

Total assets acquired	2,709

Current liabilities assumed	(458)

Total consideration	$2,251

Changes in goodwill arising from the acquisition of Travel Analytics during the three months ended September 30, 2006 were as follows:

Balance, January 1, 2006	$21,512
Travel Analytics acquisition	1,599
Acquisition earnout	14

Balance, September 30, 2006	$23,125

The following is a summary of the intangible assets acquired and the useful lives over which they will be amortized:

	Purchased Assets	Useful Lives
Trademarks and patents	$432	10 years
Noncompete agreement	100	4 years

Total intangible assets acquired	$532

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three and nine months ended September 30, 2006 and 2005. Also discussed is our financial position as of September 30, 2006. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this report and in our Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia.com, accounted for 33% of our revenues in the nine months ended September 30, 2006. Expedia.com has been a client since its launch in 1996, and our current contract with them continues through 2010. Our scale and process-reengineering expertise has allowed us to reduce our costs in several areas when measured on a per transaction basis. We have established pricing models that provide volume-based discounts to share scale efficiencies with our clients to ensure long-term, mutually-beneficial relationships. As a result, our average revenue per transaction has generally declined over the last few years.

Our historical business mix contained significant revenue from call center, or “customer care” operations, which accounted for approximately 24% of our transaction and other revenues in 2005. In late 2004, we made a strategic decision to gradually transition away from this type of lower-margin, labor-intensive business and to close some of our customer care facilities. We closed our customer care operations in Paris, France and in Zurich, Switzerland during 2004; in Orangeburg, South Carolina during 2005; and in the United Kingdom during the second quarter of 2006. In connection with these closures, we recorded net charges during the nine months ended September 30, 2006 of $0.7 million related to employee severance, lease abandonment and related charges, all but approximately $0.2 million of which required cash outlays, primarily during the second quarter of 2006. During 2006, our customer care revenues decreased as compared to 2005 and we expect them to decline further in the future.

In February 2006, we entered into a five-year agreement related to global business development with E2E SerWiz Solutions, Ltd. (“SWS”), a subsidiary of TATA Sons Ltd. Pursuant to the agreement, the parties market their respective offerings in the global travel marketplace in consideration for specified fees based on new business referred. Additionally, in February 2006, we entered into a shared services agreement with SWS, effective November 1, 2005, in which we agreed to facilitate SWS’ establishment of U.S.-based customer care operations during 2006. In connection with this agreement, we transferred all of our U.S.-based customer care assets and employees, located in Parkersburg, West Virginia and Milton, Florida to SWS on April 1, 2006. We transferred assets with a net book value of approximately $75 to SWS and expect to record a gain associated with such sale of approximately $175 when our continuing involvement with SWS concludes. In addition, we retained SWS as a subcontractor beginning April 1, 2006, in order to provide customer care services to certain of our clients in the U.S. Thus, we will continue to record revenues from our existing contractual relationships with a pass through of the revenue as costs to SWS.

On August 2, 2006, we acquired the assets of Travel Analytics, Inc., (“Travel Analytics”) which provides procurement and spend management services to corporations for $2,251. Travel Analytics helps corporations make smart decisions about their travel suppliers and travel policies, with a focus on achieving practical savings. The strategic addition of Travel Analytics expands our growth opportunities in the global corporate travel marketplace and augments the technology and talent in our data integration offerings for corporate travel clients. The purchase price included cash of $1,651 and the issuance of 85,870 shares of TRX common stock. In addition to the consideration paid, we agreed to make payments to the previous owner of Travel Analytics equal to 3% of sales related to Travel Analytics products through December 31, 2011. Payments will be made semi-annually and will be recorded as incremental goodwill in our consolidated balance sheet.

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

We recognize revenue, in accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition ,” when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) services have been performed, (3) the fee for services is fixed or determinable, and (4) collectibility is reasonably assured. Generally, these criteria are considered to have been met as follows:

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

Goodwill. We assess the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we test our goodwill for impairment annually on September 30, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. Based on the results of our annual impairment test, there was no impairment of goodwill at September 30, 2006. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and result in an impairment charge.

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

Transaction processing provisions. We have recorded estimates to account for processing errors made in the ticketing or fareloading process that result in tickets being issued at incorrect prices or from agency commissions being miscalculated. Our reserve for processing errors is based on several factors including historical trends, average debit memo lag time and timely identification of errors. Transaction processing provisions during the three and nine months ended September 30, 2006 were $1.3 million and $2.0 million, respectively, and during the three and nine months ended September 30, 2005 were $0.4 million and $2.1 million, respectively, and are included as operating expenses in our consolidated statements of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Transaction and other revenues	100%	100%	100%	100%
Expenses:
Operating	59	63	59	64
Selling, general and administrative	18	17	16	17
Technology development	10	10	9	10
Restructuring	(1)	—	1	3
Depreciation and amortization	9	9	9	8

Total operating expenses before client reimbursements	95	99	94	102

Operating income (loss)	5%	1%	6%	(2)%

Comparison of Three Months Ended September 30, 2006 and September 30, 2005

Revenues. The following table sets forth comparative revenues by type, in dollars and as a percentage of transaction and other revenue, for the three months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,
	2006		2005		Change
	(dollars in thousands)
Transaction processing	$17,580	66%	$18,285	63%	$(705)	(4)%
Data integration	4,520	17	3,903	13	617	16
Customer care	4,674	17	7,155	24	(2,481)	(35)

Transaction and other revenues	26,774	100	29,343	100	(2,569)	(9)
Client reimbursements	366		307

Total	$27,140		$29,650

Transaction processing revenues. Transaction processing revenues were $17.6 million in the three months ended September 30, 2006, a decrease of 4% compared to $18.3 million in the three months ended September 30, 2005. Half of the decrease in revenue is due to a decrease in the average transaction price, and half is due to decreased volumes from existing customers.

Data integration revenues. Data integration revenues were $4.5 million in the three months ended September 30, 2006, an increase of 16% compared to $3.9 million in the three months ended September 30, 2005, primarily due to additional penetration and organic growth from our existing clients, as well as our acquisition of Travel Analytics in August 2006.

Customer care revenues. Customer care revenues were $4.7 million in the three months ended September 30, 2006, a decrease of 35% compared to $7.2 million in the three months ended September 30, 2005, primarily due to our planned volume reductions from existing customers as we continue to transition away from this lower-margin, labor intensive business.

Client reimbursement revenues and expenses. Client reimbursement revenues and expenses were $0.4 million in the three months ended September 30, 2006, a decrease of 19% compared to $0.3 million in the three months ended September 30, 2005, primarily due to planned reductions in telecommunication and other pass-through costs associated with our customer care business.

Operating expenses. Operating expenses were $15.9 million in the three months ended September 30, 2006, a decrease of 14% compared to $18.5 million in the three months ended September 30, 2005. As a percentage of revenue, operating expenses decreased from 63% in the three months ended September 30, 2005 to 59% in the three months ended September 30, 2006. Our margins improved as a result of the reduction in our less profitable customer care business somewhat offset by increased transaction processing provisions.

Selling, general and administrative expenses. Selling, general and administrative expenses were $4.7 million in the three months ended September 30, 2006, a decrease of 7% compared to $5.1 million in the three months ended September 30, 2005. The decrease is primarily due to incentive payments of $0.5 million in 2005 associated with our IPO, partially offset by $0.3 million of stock compensation in 2006.

Technology development expenses. Technology development expenses remained constant at $2.8 million in the three months ended September 30, 2006 and 2005, respectively. As a percentage of revenue, technology development remained constant at 10% in the three months ended September 30, 2006 and 2005, respectively.

Restructuring expense. We recorded a credit of $0.1 million to restructuring expense in the three months ended September 30, 2006 primarily due to the reduction of our remaining estimated lease-termination accrual resulting from a revision to our estimated sublease assumption for the Orangeburg, South Carolina facility.

Depreciation and amortization. Depreciation and amortization expenses remained constant at $2.5 million in the three months ended September 30, 2006 and 2005, respectively. As a percentage of revenue, depreciation and amortization remained constant at 9% in the three months ended September 30, 2006 and 2005, respectively.

Interest income (expense), net. We generated $0.2 million of net interest income in the three months ended September 30, 2006, compared to net interest expense of $0.9 million in the three months ended September 30, 2005. Our interest expense declined significantly due to debt repayments, and our interest income increased due to cash balances generated primarily from our initial public offering of common stock in September 2005, and increased rates of interest earned on invested cash.

Debt conversion expense. Debt conversion expense was $2.9 million in the nine months ended September 30, 2005 due to the payment of $2.9 million to effect the conversion of $18.4 million of convertible notes.

Income tax provision. No income tax provision was recorded for the three months ended September 30, 2006, as such income was offset by net operating loss carryforwards. No income tax benefit was recorded for the three months ended September 30, 2005, as we recorded a 100% valuation allowance on our net deferred tax assets.

Net income (loss). Due to the factors described above, net income was $1.3 million in the three months ended September 30, 2006 compared to net loss of $3.3 million in the three months ended September 30, 2005.

Comparison of Nine Months Ended September 30, 2006 and September 30, 2005

Revenues. The following table sets forth comparative revenues by type, in dollars and as a percentage of transaction and other revenue, for the nine months ended September 30, 2006 and 2005, respectively:

	Nine Months Ended September 30,
	2006		2005		Change
	(dollars in thousands)
Transaction processing	$56,991	65%	$55,726	63%	$1,265	2%
Data integration	12,700	15	11,858	13	842	7
Customer care	17,702	20	21,697	24	(3,995)	(18)

Transaction and other revenues	87,393	100	89,281	100	(1,888)	(2)
Client reimbursements	1,522		2,331

Total	$88,915		$91,612

Transaction processing revenues. Transaction processing revenues were $57.0 million in the nine months ended September 30, 2006, an increase of 2% compared to $55.7 million in the nine months ended September 30, 2005, primarily due to volume growth of approximately 3% from existing customers.

Data integration revenues. Data integration revenues were $12.7 million in the nine months ended September 30, 2006, an increase of 7% compared to $11.9 million in the nine months ended September 30, 2005, primarily due to additional penetration and organic growth from our existing clients.

Customer care revenues. Customer care revenues were $17.7 million in the nine months ended September 30, 2006, a decrease of 18% compared to $21.7 million in the nine months ended September 30, 2005, primarily due to our planned volume reductions from existing customers as we continue to transition away from this lower-margin, labor intensive business.

Client reimbursement revenues and expenses. Client reimbursement revenues and expenses were $1.5 million in the nine months ended September 30, 2006, a decrease of 35% compared to $2.3 million in the nine months ended September 30, 2005, primarily due to planned reductions in telecommunication and other pass-through costs associated with our customer care business.

Operating expenses. Operating expenses were $51.2 million in the nine months ended September 30, 2006, a decrease of 10% compared to $57.2 million in the nine months ended September 30, 2005. The decrease was primarily due to the decline in our customer care business and the closure of two call center facilities in the second quarter of 2005 and the second quarter of 2006. As a percentage of revenue, operating expenses decreased from 64% in the nine months ended September 30, 2005 to 59% in the nine months ended September 30, 2006. Our margins have improved as a result of the reduction in our less profitable customer care business and operating leverage associated with growth in our core transaction processing and data integration revenue streams.

Selling, general and administrative expenses. Selling, general and administrative expenses were $14.3 million in the nine months ended September 30, 2006, a decrease of 6% compared to $15.3 million in the nine months ended September 30, 2005. The decrease is primarily due to reduced headcount expense for overhead functions due to reduction of call center activity since 2005, partially offset by $1.0 million of stock compensation expense in 2006.

Technology development expenses. Technology development expenses were $8.0 million in the nine months ended September 30, 2006, a decrease of 9% compared to $8.9 million in the nine months ended September 30, 2005. The decrease was primarily due to reduced costs for our technology development resources driven by the replacement of higher cost contract labor resources with permanent resources in the U.S. and India. The decrease in expense was also attributable to an increase in capitalized labor driven by increased investment in our booking and agent productivity solutions. As a percentage of revenue, technology development expense decreased from 10% in the nine months ended September 30, 2005 to 9% in the nine months ended September 30, 2006.

Restructuring expense. We recorded $0.7 million of restructuring expense in the nine months ended September 30, 2006, compared to $2.3 million of expense in the nine months ended September 30, 2005. The charge in 2006 is due to $1.0 million of severance, asset impairment charges, and other related costs from the closure of our customer care operations in the United Kingdom, partly offset by a credit of $0.3 million due to the reduction of our estimated remaining lease-termination accrual resulting from a revision to our estimated sublease assumption for the Orangeburg, South Carolina facility. The expense in fiscal 2005 consisted of a $2.4 million charge for severance, lease abandonment, operational transition costs and accelerated depreciation related to the closure of our Orangeburg, South Carolina facility effective April 30, 2005, partially offset by a $0.1 million credit to reflect lower than expected lease termination costs in Europe.

Depreciation and amortization. Depreciation and amortization expenses were $7.7 million in the nine months ended September 30, 2006, compared to $7.3 million in the nine months ended September 30, 2005, primarily due to depreciation recorded on additional U.S. assets.

Interest income (expense), net. We generated $0.5 million of net interest income in the nine months ended September 30, 2006, compared to net interest expense of $2.4 million in the nine months ended September 30, 2005. Our interest expenses declined significantly due to debt repayments, and our interest income increased due to cash balances generated primarily from our initial public offering of common stock in September 2005, and increased rates of interest earned on invested cash.

Debt conversion expense. Debt conversion expense was $2.9 million in the nine months ended September 30, 2005 due to the payment of $2.9 million to effect the conversion of $18.4 million of convertible notes.

Income tax provision. No income tax provision was recorded for the nine months ended September 30, 2006, as such income was offset by net operating loss carryforwards. No income tax benefit was recorded for the nine months ended September 30, 2005, as we recorded a 100% valuation allowance on our net deferred tax assets.

Net income (loss). Due to the factors described above, net income was $6.0 million in the nine months ended September 30, 2006 compared to net loss of $7.0 million in the nine months ended September 30, 2005.

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

At September 30, 2006, our principal sources of liquidity were cash and cash equivalents of $26.6 million and $10.0 million of availability under our revolving credit facility. We had no borrowings outstanding under our credit facility at September 30, 2006. The maximum amount available under our revolving credit facility is $10.0 million, and the monthly availability fluctuates based upon our last twelve months’ consolidated senior leverage ratio (as defined in the facility).

Net cash provided by operating activities was $7.2 million during the nine months ended September 30, 2006 compared to $6.5 million during the nine months ended September 30, 2005. The primary driver of the increase in operating cash flow was improved operating profitability in 2006. In addition, we used working capital of $7.9 million in 2006 compared to $2.3 million of working capital being provided in 2005. We expect to invest cash in working capital during 2006, primarily due to lower customer prepaid revenues as we continue to reduce our customer care business, accelerated vendor payments and restructuring related payments that were charged to expense in 2005.

Net cash used in investing activities was $7.7 million during the nine months ended September 30, 2006 compared to $6.7 million during the nine months ended September 30, 2005. The primary driver in the nine months ended September 30, 2006 related to the $1.5 million of purchase price paid (net of cash acquired) for the acquisition of Travel Analytics. The other significant driver of our investing activities is our capital expenditures, which include costs associated with internally developed software. Capital expenditures in the nine months ended September 30, 2006 and 2005 were primarily comprised of ongoing development related to our transaction processing platforms. Drivers of capital expenditures include infrastructure required to support volume expansion, the acquisition of new revenue streams with new and existing clients, technology development costs, investment in business continuity, and opportunities to reduce costs. As of September 30, 2006, we had no material commitments related to capital expenditures. Excluding capital expenditures associated with potential new clients, we currently expect capital expenditures of less than $10.0 million in fiscal 2006.

Net cash used in financing activities was $1.9 million during the nine months ended September 30, 2006 compared to net cash provided by financing activities of $19.9 million during the nine months ended September 30, 2005. The primary driver in the nine months ended September 30, 2006 was debt repayments of $2.1 million. Cash provided by financing activities during the nine months ended September 30, 2005 related to $26.4 million of net proceeds from our initial public offering of common stock, the repayment of a note receivable from a shareholder of $1.0 million, issuances of debt of $1.0 million and net proceeds of $0.8 million related to the exercise of stock options, partially offset by debt repayments of $4.5 million, warrant repurchase and debt conversion expenses of $4.5 million and repurchases of common stock of $0.3 million.

We have a $10.0 million senior secured revolving credit facility that expires in May 2007. The lender holds a senior security interest in all of our domestic assets and a 66% interest in the stock of our international subsidiaries. Under the facility, we are subject to a maximum consolidated senior leverage ratio (as defined in the facility) of 1 to 1. The facility also requires that we reduce our borrowings under the facility to $2.0 million or less for 30 days during each calendar quarter. We are restricted in our ability to, among other things, make advances to our European operations, make acquisitions or sell assets, make capital expenditures, incur additional indebtedness and pay dividends. We are currently in compliance with all covenants. We pay a variable rate of interest on draws, at LIBOR plus 0.5%, and an annual fee of 0.5% of the unused portion of the $10.0 million commitment. At September 30, 2006, we had no borrowings outstanding against the facility.

In November 2001, we issued 7% convertible notes to shareholders of TRX. The notes are due in full on November 14, 2006. In December 2004, the notes were amended to subordinate them to the senior secured revolving credit facility and to increase the interest rate to 11%. Further, if the convertible notes are not paid when due, the rate of interest will increase to 13% until repaid, with such interest rate applied retroactively from December 31, 2004. We view the likelihood of the interest rate increasing to 13% as remote. Accordingly, we are recording interest expense in our consolidated statements of operations at 11%. The notes are junior and subordinated to our senior secured revolving credit facility. The $1,360 of outstanding notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $11.03, subject to adjustments, totaling 123,312 shares of common stock (plus shares related to accrued and unpaid interest). We expect to redeem these notes with cash on or prior to November 14, 2006.

Based on our current level of operations, we believe our cash flow from operations and other available sources of liquidity, including borrowings under the revolving credit facility until it matures in May 2007, will provide adequate funds for ongoing operations, planned capital expenditures and debt service for the next twelve months.

Contractual Obligations

The following table summarizes our future minimum non-cancelable contractual obligations (including interest) at September 30, 2006:

	Payments Due by Period
	Total	Less than one year	1-3 years	3-5 years	More than five years
	(in thousands)
Long-term debt, including capital leases	$2,145	$2,145	$—	$—	$—
Convertible notes	1,360	1,360	—	—	—
Cash interest costs on long-term debt, convertible notes and capital leases	676	676	—	—	—
Operating leases	5,798	2,162	2,714	922	—
Employment agreements	1,044	1,044	—	—	—
Service agreement	1,692	1,692	—	—	—

Total contractual obligations	$12,715	$9,079	$2,714	$922	$—

The above contractual obligations table excludes any amounts due under the earnout agreement executed as part of the August 2, 2006 acquisition of Travel Analytics, Inc. All such obligations are payable in cash. The cash interest costs shown above assume that interest rates in effect at September 30, 2006 on variable-rate debt remain constant in the future. The long-term commitments under operating leases shown above consist of facility leases in the U.S. and Europe for our operations. The service agreement relates to an agreement with an unrelated party that provides certain labor services to us.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), “Share Based Payment,” which became effective for us on January 1, 2006. This statement eliminated the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and requires instead that compensation expense be recognized based on the fair value on the date of the grant. The recognition of compensation expense for stock options and our employee stock purchase plan reduced net income by approximately $0.3 million and $1.0 million for the three and nine months ended September 30, 2006, respectively. We elected the modified prospective method for our adoption of SFAS 123(R). SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under former literature. This requirement had no effect on our net operating cash flows and net financing cash flows in the nine months ended September 30, 2006 because no stock options were exercised and we do not expect to receive tax deductions in excess of recognized compensation cost.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. SAB 108 is required to be adopted by December 31, 2006 and is not expected to have an effect on our consolidated financial statements.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Exchange Risk. Approximately 21% of our consolidated revenues for the nine months ended September 30, 2006 and 11% of our consolidated assets at September 30, 2006 are associated with operations outside of the U.S. In addition, at September 30, 2006, we had debt denominated in British pounds sterling and Swiss francs. The balance sheets and statements of operations for these businesses, translated from the functional currency of the businesses to the U.S. dollar, are subject to currency fluctuations. We are most vulnerable to fluctuations in the British pound sterling and euro against the U.S. dollar. We are also subject to currency fluctuations in the Indian rupee. Historically, we have not entered into derivative financial instruments to mitigate this risk, as it has not been cost-effective for us. The impact of currency fluctuations on profitability has not been significant since both revenues and operating costs of these businesses are denominated in local currency. If the U.S. dollar had a 10 percent greater appreciation against our non-U.S. dollar denominated businesses in the nine months ended September 30, 2006, consolidated revenues and operating income would have been reduced by approximately $83,000 and $1,000, respectively. We may use derivative financial instruments in the future if we deem it useful in mitigating an exposure to foreign currency exchange rates. The cumulative translation adjustment was an $0.2 million increase in shareholders’ equity at September 30, 2006.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of September 30, 2006, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 22, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 13, 2006, pursuant to that certain Asset Purchase Agreement, dated August 2, 2006, among TRX, Inc., Travel Analytics, Inc. and certain principals of Travel Analytics, Inc., the Company purchased substantially all of the assets (the “Assets”) of Travel Analytics, Inc. As partial consideration for the Assets, the Company issued 85,870 shares of its common stock to Travel Analytics, Inc. The issuance of the securities set forth in this Item 2 was exempt under the Securities Act of 1933, as amended, in reliance upon Section 4(2) and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

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

TRX, INC.

Dated: November 2, 2006	By:	/s/ Lindsey B. Sykes
Lindsey B. Sykes
Chief Financial Officer
(principal financial and accounting officer)