Form 10-K
period 2006-12-31
TRX INC/GA
filed 2007-02-21
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of June 30, 2006, the aggregate market value of the registrant’s voting stock held by non-affiliates based on the closing price of $5.71 per share was approximately $44.3 million.

The number of shares of the registrant’s common stock outstanding at February 1, 2007 was 18,272,771 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

TRX, INC.

2006 FORM 10-K

PART I

Item 1.	Business

Cautionary Notice Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. Statements contained in this annual report that are not historical facts may be forward-looking statements within the meaning of the PSLRA. You can identify forward-looking statements as those that are not historical in nature particularly those that use terminology such as “may,” “should,” “expect,” “anticipate,” “contemplate,” “estimate,” “believe,” “plan,” “project,” “predict,” “potential” or “continue,” or the negative of these, or similar terms.

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

Company Overview

TRX is a global technology company. We develop and host software applications to automate manual processes and track transaction data, enabling our clients to optimize performance and control costs. We are a leading provider to the travel industry and are in the process of expanding into financial services and healthcare. We deliver our technology applications as a service over the Internet to travel agencies, corporations, travel suppliers, government agencies, credit card associations, credit card issuing banks, and third-party administrators. TRX is headquartered in Atlanta, Georgia with operations and associates in North America, Europe, and Asia.

Our data reporting technologies allow our clients to use information from multiple and disparate sources to gain new visibility, and to make better decisions, faster. We collect data for our clients in any format from anywhere in the world, and then normalize, validate, and translate this data into client-requested formats. The ability to view data from disparate sources in a consistent, useable format on a timely basis is increasingly important to our target market. The increased use of the Internet as a preferred distribution channel and deregulation of GDS (global distribution system) rules has caused suppliers to shift inventory between different systems and channels, particularly during 2006. We believe this trend has led to a splintering of inventory sources and the dynamics will continue to evolve toward increasingly fractured data sources for the foreseeable future. We believe that the importance of data reporting to our target market has increased and will continue to do so.

We generate economies of scale in our reservation processing and online booking applications by combining transactions from numerous clients. Our clients leverage our aggregated transaction volume to shift a portion of their fixed costs to a more flexible, variable structure. Our scale, combined with our focus on process reengineering and automation, helps our clients reduce travel-related costs on an ongoing basis. We believe our scale cannot be achieved internally by our clients and is not currently available from a single travel supplier, agency, or electronic travel distribution system, referred to as a GDS.

We target clients in four areas: travel agencies, travel suppliers, corporations, and credit card issuers. During the year ended December 31, 2006, we served more than 120 clients. Our client base includes global leaders in the markets we serve, including American Airlines, Inc., American Express Travel Related Services Company, Inc., Citibank, N.A., and Expedia, Inc. We provide support to the five largest travel agencies in North America based on 2005 gross sales as ranked by Travel Weekly. We support four of the five largest online travel agencies in Europe based on January thru June 2006 marketshare data published by PhoCusWright, an independent travel industry research firm.

We provide expertise in redesigning business processes and their associated systems and resources. We offer our processing capabilities and process reengineering expertise through a comprehensive service offering of hosted technology applications. We provide each of our technology applications individually or as a comprehensive, integrated end-to-end processing solution. As a result, we can add value and earn compensation at multiple points during the lifecycle of a single data record. Our clients typically pay us on a per-transaction basis. We have multi-year contracts with minimum volume commitments based on each client’s scale and expected growth rate.

During this decade, we have achieved significant scale and experienced rapid growth as our transaction volumes and data records processed have increased. In 2006, we handled 83.8 million travel processing transactions, up from 9.3 million in 1999, representing a compound annual growth rate of more than 36.9% during this time period. The growth in both transactions processed and data managed has helped us generate a 37% compound annual growth rate in revenue in our core transaction processing and data reporting businesses over the last seven years, from $16.8 million in 1999 to $90.5 million in 2006. During 2006, we recognized revenue of $116.3 million, of which $23.2 million was generated outside the U.S.

Corporate Background and History

Prior to January 1997, we conducted our business as a division and subsidiary of BCD Travel, formerly WorldTravel BTI, one of the largest corporate travel agencies in the U.S. In January 1997, our business was transferred into a separate business organization. In 1999, TRX was incorporated as a Georgia corporation, and we acquired International Software Products, a data integration provider. In 1999 and 2000, we established European joint ventures with Hogg Robinson International Benefits Ltd. and Kuoni Reisen Holding AG to support travel distribution throughout Europe. In January 2004, we purchased the remaining interests in our European joint ventures. In addition, through a relationship with Siemens Shared Services, LLC, we established operations in Bangalore, India in 2004 to support multiple processing activities and technology development functions. In 2006, we closed one in August 2006 and closed a second acquisition in January 2007 to augment our data reporting offerings in the corporate market.

In 2004, we made a strategic decision to gradually transition away from providing call center services, and since then have closed or sold our call centers in France, Switzerland, England and the United States. On a selective basis, we may continue to provide these services to clients as part of our offering. We work closely with selected partners to offer end-to-end solutions, including our reservation processing and data reporting services, along with call center services.

Industry Background

Overview

We are a leading technology provider to the travel industry, which is among the largest industries globally and is undergoing dramatic and rapid change. Total annual air, lodging, car, cruise, rail and vacation package travel purchases in North America, Europe and Asia in 2005 were $500 billion, according to PhoCusWright. The processes in these industries are complex and data-intensive. For example, the transaction record associated with a single traveler may include 500 or more distinct data fields for each trip.

Rapidly changing dynamics in the travel industry, including use of the Internet as a delivery mechanism, reduction in supplier commission payments, and deregulation of the GDS’, are driving the industry toward lower costs per transaction. Achieving a lower per transaction cost is difficult due to the complexities and inefficiencies that exist throughout the travel transaction process (booking through settlement). We believe that automating the travel transaction process is difficult without substantial scale, access to all processes and technology throughout the travel transaction lifecycle, travel industry knowledge and relationships, and travel process reengineering expertise. In addition, we believe industry participants are challenged to reengineer their own cost structure while remaining focused on their core competencies and daily business objectives.

Current Trends

The rapid growth of self service online travel options has decreased the need for traditional travel agents functioning as intermediaries to place orders for travelers with suppliers. Financial pressure on travel suppliers, particularly airlines, has driven investment in automation to decrease the distribution and fulfillment costs associated with travel transactions, which in 2006 resulted in market share gains by supplier websites at the expense of other online distribution channels.

•

Continued migration to online booking. The online travel market provides travelers with a convenient, price-transparent, and cost effective option for researching and purchasing travel options. We expect the use of online booking technology to continue to grow inside and outside of the U.S. We expect this trend to continue in both of the two main segments of the travel market, leisure and corporate.

•

Impact of GDS deregulation. GDS deregulation in the U.S. has given suppliers more flexibility in the distribution of their inventory. New GDS contract agreements in 2006 resulted in buyers lowering their transaction costs and enabling greater access to both existing and new distribution channels, including supplier direct and GDS-alternatives. This reduction in transaction costs has had and will have a resulting material effect on compression along the entire supply chain of a travel transaction, and since we derive revenue in this supply chain, we have experienced and expect to continue to experience negative pressure on our revenue earned per transaction. Similar GDS deregulation may impact non-U.S. markets in the future.

•

Emphasis on policy compliance and rules management. In an effort to lower travel costs, companies often enter into preferred provider contracts with travel suppliers and also establish corporate travel policies that require interpretation and enforcement on a real-time basis. The splintering of distribution due in large part to the GDS deregulation and shift to supplier direct bookings noted above, increases the demand for comprehensive data reporting about corporations’ travel spend.

•

Need to improve access to and usefulness of corporate data. Companies are generating data at a more rapid pace from a growing number of internal and external sources, and managers need access to a consolidated view of this information in order to make timely, informed decisions.

Large sellers of travel, such as travel agencies, represent a significant segment of the travel industry and are a key client segment for us. We believe that industries with travel-related components, such as credit card issuers, are a natural extension for our product and service offerings. We expect the need for products and services that address automation and data reporting for the travel industry to increase over time due to the trends outlined above, and for similar trends to be evident in other industries as well.

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

Our hosted technology suite includes the following solutions:

Data Reporting enables the aggregation, enhancement, extraction, and reporting of transaction data. Our DATATRAX data reporting suite consolidates data records from a variety of sources, including credit card issuers, credit card networks, back office travel systems, hotel suppliers, airlines, and GDSs, and normalizes those records into a common structure in a single data repository. DATATRAX also enables enhancement of data records with more detailed transaction data from other sources, increasing the value and utility of the data to our clients. We host the DATATRAX application, warehouse multi-terabytes of client data, deliver information electronically back to clients in any format, and provide Web-based access to our hosted reporting and analysis tool. DATATRAX clients include American Express Company, British Airways PLC, Citibank, Ford Motor Company, Lockheed Martin Corporation, Mastercard Incorporated, and UBS AG.

Reservation Processing offers a suite of products that processes our clients’ travel data records in a cost efficient manner. Our CORREX product enables automated quality control, file finishing, and electronic ticketing, including low fare searches, seat assignments, upgrades, and alternate route and carrier searches. We also handle multiple activities for our clients including exchanges, refunds, waivers and split payments, commission management, fare loading, document distribution, debit memo processing, and back office hosting and settlement, with our TRANXACT tools. We offer our agency clients software functionality for exception processing and agent workflow management and tracking with our SELEX tools. We host our Reservation Processing applications for our clients and provide access to them via the Internet. Our Reservation Processing services are in use by large travel agencies, corporations and suppliers. Clients include American Airlines, Inc., American Express, BCD Travel, Boeing, Carlson Wagonlit Travel, Inc., Expedia, and Travel and Transport, Inc.

Online Booking offers a user-friendly, Web-based interface for business travelers and/or their travel arrangers to book policy-compliant air, car, and hotel reservations and manage their travel preferences. We host the RESX Online Booking, RESX Profiler and SELEX Agent Desktop applications for our clients and their customers and provide access to these applications via the Internet. We sell these tools to customers primarily through our distributor program that supports corporate travel agencies. Online Booking clients and distributors include Adelman Travel Group, Carlson Travel Group, Inc., Intel Corporation, Navigant International, BCD Travel, and Travel and Transport, Inc.

Our Competitive Strengths

We believe our competitive strengths have enabled us to become a leading independent provider of data reporting, reservation processing and online booking technologies for the global travel industry and will continue to enhance our leadership position and contribute to our growth in the future, both in travel and other industry channels. Those strengths include:

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

•

Expertise in automation and process reengineering. One of our core competencies is our ability to automate and reengineer complicated travel and travel-related processes. We have multiple, dedicated teams developing products and services that meet the evolving needs of our clients. We continually reengineer our processes and related automation to provide technologically advanced solutions to meet the complex needs of our clients.

•

Leading market position in the global travel market. In 2006, we processed 83.8 million travel processing transactions for our clients. We service travel agencies with locations on six continents. In the U.S., we have contracts with all of the top five travel agencies (traditional and online) based on 2005 gross sales as ranked by Travel Weekly (June 2006). In Europe, we have contracts with four of the top five online travel agencies based on 2005 gross bookings as ranked by PhoCusWright. We believe our transaction volumes give us a cost advantage and help us deliver cost savings to our clients. As we continue to grow, we expect to realize additional cost savings and expertise, making us the partner of choice for an increasing number of companies. We also believe that our experience and reputation serving the global travel market enhances our ability to penetrate other travel-related industries.

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

Our Growth Strategy

We aim to capitalize on the broad industry trends, both in the U.S. and abroad, that affect our global travel and travel-related business, as well as act on our own insights to strengthen our global market position, through the following strategies:

•

Expand the use of our data reporting technologies. We believe both purchasers and sellers of travel and travel-related products and services have an increasing desire to consolidate and enhance disparate data in order to make better business decisions. We intend to broadly offer our existing and new technologies to those companies globally that would benefit from our independence and our expertise in travel combined with our data reporting capabilities. We expect this expansion to include growth in industry verticals beyond travel, such as financial services and health care.

•

Increase our client base. We believe that our existing and new data reporting technologies enable us to provide valuable services to a very large number of corporations. We expect to penetrate this large corporate market primarily in the U.S. beginning in 2007, and expanding globally as we enter 2008. We believe that increasing the number of users who interact with our technologies will lead to increased adoption of our other products and services.

•

Capitalize on the continuing migration to online travel. We believe that there are significant opportunities to increase the number of transactions and our market share in the online travel agency channel. Our relationships with global online agency market leaders, coupled with our corporate online booking technologies, have positioned us to take advantage of the continued migration of booking to the online channel.

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

•

Pursue strategic relationships and acquisition opportunities. We intend to pursue strategic relationships with leaders in travel and travel-related industries both in the U.S. and abroad. We believe these relationships will increase the number of users who interact with our technologies and will lead to increased adoption rates of our products and services. Also, we will selectively consider acquisitions of, and investments in, companies that offer complementary products, services, and technologies that further enhance our business or broaden the scope of our product offerings.

Clients and Partners

During 2006, more than 120 financial institutions, travel agencies, and companies used our products and services. In 2006, we handled 83.8 million travel processing transactions, up from 9.3 million in 1999, representing a compound annual growth rate of 37% during this time period. Our primary clients and prospects are large online and offline travel agency distributors with an annual gross sales volume of at least $100 million, of which there were more than 50 in the U.S. in 2005, according to Travel Weekly. Our top five client contracts accounted for approximately 81% of our total revenues in 2006.

The following alphabetical client list represents our largest clients, each of which generated at least $250,000 of our revenue during 2006.

American Airlines, Inc.	Intel Corporation
American Express Travel Related Services	lastminute.com plc
Carlson Wagonlit Travel, Inc.	Navigant International, Inc.
Citibank, N.A.	Opodo Limited
E2E SerWiz Solutions Limited	Travel Solutions, Inc.
Expedia, Inc. and its affiliates (1)	Travel and Transport, Inc.
Hogg Robinson	BCD Travel and affiliates

(1)	Includes expedia.com, expedia.co.uk, expedia.de, expedia.ca, Expedia Corporate Travel, and Hotwire, Inc. Expedia, Inc. and its affiliates accounted for approximately 47% of our revenue in 2006, including Expedia.com, which represented approximately 34% of our revenue in 2006.

Our clients include the global market leaders in each segment that we serve. We consider our client relationships to be a key strength. We have a history of client renewals and signing long-term contracts with our clients. We believe this is a testimony to our ability to forge strong, lasting relationships with clients to create joint long-term value. Four examples of our deep and long-standing client relationships are below.

•

American Airlines: American Airlines is the largest airline in the world. Our relationship began in December 2002, and our current contract is effective through June 2008. We provide reservation processing services to American Airlines through TRANXACT, primarily focused on exception handling and document distribution.

•

American Express: American Express is the world’s largest travel management company, based on the latest annual figures provided by Travel Weekly (2004). We began our relationship with American Express in July 2000 with a five-year agreement to provide reservation processing through CORREX, subsequently amended to extend through 2010. During the past five years, we have continuously expanded our relationship. Today, in addition to CORREX, we provide American Express with ticket processing and workflow management aspects of reservation processing, as well as our data reporting and online booking technologies.

•

Citibank: In 1998, we established a relationship with Citibank, a subsidiary of Citigroup, to provide global travel agency data consolidation. In 2002, we engaged in a pilot project to consolidate corporate purchasing card and travel data on behalf of Citibank Commercial Cards. Citibank Commercial Cards supports many of the largest corporations in the world, typically those with net revenues in excess of $1 billion. Following the successful pilot project, we entered into a three-year agreement in January 2003 to provide global transaction and credit card data consolidation and expanded the scope of the relationship to include online business intelligence and reporting technology to Citibank customers on a private-label basis. That agreement was extended through January 2009 and our data reporting relationship with Citibank has expanded from approximately 12.6 million transactions in 2002 to more than 83.2 million transactions in 2006.

•

Expedia, Inc.: Expedia, Inc., is the world’s largest online travel agency as ranked by PhoCusWright. We first launched a new service to support Expedia.com when the company launched its travel service in 1996 and we have been a key strategic partner to Expedia ever since. Our current contract was amended during 2006 to incorporate all of our prior, independent, country-specific contracts with Expedia under one master agreement with a consistent end date of December 31, 2010. We provide reservation processing technologies and services to Expedia’s businesses in the U.S., Canada, Germany, Italy and the United Kingdom.

Expedia, Inc. and its affiliates and Citibank represent 47% and 14%, respectively, of our revenues in 2006. The loss of any one or both of these clients or a decrease in the revenues generated from either of these clients may have a material adverse effect on our results of operations.

Competition

We have different competitors in each category of services that we offer. The data reporting technologies we offer are substantially tied to travel and travel-related processes. We compete against many of the traditional providers in this category. Companies offering such services include IBM, Informatica, and SAS. As the market for data reporting grows, we believe a number of companies will increase their efforts to develop products and services that will compete with ours. It is also possible that new competitors or alliances among our competitors and potential clients may emerge and rapidly acquire significant market share.

The market for reservation processing for the travel industry continues to evolve as agencies and suppliers make strategic decisions about whether to outsource or insource these data-intensive and costly processes. Currently, the marketplace for reservation processing services for the travel industry is comprised primarily of in-house solutions and operations residing mostly on legacy systems at travel agencies. All of the GDSs provide their own booking solution.

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

Numerous jurisdictions globally have privacy and data protection legislation, including the E.U. through its Data Protection Directive (and implementing statutes of this Directive in the EU Member States). This legislation is intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. Enforcement takes place under the force of national legislation of the EU Member States.

Employees

As of December 31, 2006, we had 636 employees, of which 454 were located in North America and 182 in Europe. None of our employees are represented by a labor union, although our German operations are subject to German laws requiring, among other requirements, a Works Counsel. We have never experienced a work stoppage and believe our relationship with our employees is good.

Through a relationship with Siemens Shared Services, LLC, our operations in India consist of an additional 206 persons, who are employed by Siemens but directed by us.

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

Our top five client contracts accounted for approximately 81% of our total revenues in 2006. Entities affiliated with Expedia, Inc. accounted for approximately 47% of our revenue in 2006, including Expedia.com and Expedia.co.uk, which represented 34% and 6%, respectively, of our revenue in 2006. Our clients can generally terminate their agreements with us if we do not meet specified performance or other criteria. Some clients, including Expedia.com, can terminate these agreements without cause upon notice and payment of specified fees. If agreements with these or other key clients are terminated, or if we are unable to negotiate favorable renewal terms, our revenues and operating results would be significantly diminished.

Additionally on December 7, 2006, we entered into a Master Services Agreement (“MSA”) with Expedia, Inc. pursuant to which we will continue to provide transaction processing services to Expedia and its affiliates. The MSA replaces all prior agreements between TRX and its affiliates and Expedia and its affiliates. Revenues generated during 2007 under the renewed agreement are expected to be significantly less than revenues generated in 2006.

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

We also have experienced and expect to continue to experience seasonal fluctuations in our business. Business and consumer travel bookings typically decline during the fourth quarter of each calendar year. This seasonality has caused, and will likely continue to cause quarterly fluctuations in our operating results.

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

We currently sell our products and services primarily through a network of distributors, such as American Express Travel Related Services Company, Inc., Expedia, Inc., Navigant International, Inc., and BCD Travel. In many cases we must rely on the efforts of our partners to sell and implement our products and services. Expected growth may not materialize as quickly as we are anticipating or at all, or distributors may decide to discontinue this relationship with us. Additionally, poor performance by our partners could cause harm to our reputation with the end user corporations and travelers.

Our sales and implementation cycle is lengthy and variable, depends upon factors outside our control, and could cause us to expend significant time and resources prior to earning associated revenues.

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

We have a history of net losses, and we cannot assure you that we will sustain profitability.

We incurred net losses in every year of our operations prior to 2006. We have recently incurred restructuring charges relating to the closure of some of our customer care facilities, including those in Europe and Orangeburg, South Carolina. Such charges will adversely affect our future operating results and may result in, or contribute to, operating losses in future periods. As of December 31, 2006, we had an accumulated deficit of $48.5 million. We cannot assure you that we will be able to sustain profitability on a quarterly or annual basis. Our results of operations will be harmed if our revenues do not increase or are insufficient for us to sustain profitability.

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

To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that satisfy increasingly sophisticated client requirements and achieve market acceptance. Products and services that we plan to market in the future are in various stages of development or are a result of recent acquisitions, and we are in the process of integrating them into the Company. Significant human and capital investment is often made to develop and launch new products and services and to discontinue old products and services. We cannot assure you that the marketplace will accept our new products and services. If our current or potential clients are not willing to switch to or adopt our new products and services, our ability to increase revenues will be significantly impaired.

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

The data reporting services we offer are substantially tied to travel and travel-related processes. We compete against many of the traditional providers in this category. Companies offering such services include Ascential Software Corporation, which is owned by International Business Machines Corporation, Informatica Corporation, and SAS Institute Inc.

As the market for both data processing and data reporting grows, we believe a number of companies will increase their efforts to develop products and services that will compete with ours. It is also possible that new competitors or alliances among our competitors and potential clients may emerge and rapidly acquire significant market share. Moreover, our current and future competitors may have significantly greater financial, marketing and other resources than we have. If we are unable to effectively respond to market and competitive pressures, we may lose clients and market share, which could decrease our revenues or margins.

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

A significant part of our business is conducted outside of the U.S. During the fiscal year ended December 31, 2006, we received approximately 20% of our revenue from Europe-based clients. We incur costs in the United Kingdom, Germany and India. We plan to continue to pursue opportunities abroad. As a result, our future operating results could be negatively affected by a variety of factors, many of which are beyond our control. The risks and potential costs of our international operations include:

•	political and economic instability;

•	changes in regulatory requirements and policy and the adoption of laws detrimental to our operations, such as legislation relating to trade protection, and restrictions on pricing and privacy;

•	negative impact of currency exchange rate fluctuations;

•	potentially adverse tax consequences;

•	increased restrictions on the repatriation of funds;

•	general economic conditions in international markets;

•	labor laws and restrictions;

•	staffing key management positions;

•	cultural differences;

•	negative impact of wage rate increases and other costs subject to inflation;

•	competition;

•	nationalization; and

•	foreign tax and other laws.

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

Approximately 26% of our assets consisted of goodwill as of December 31, 2006. We test our goodwill for impairment annually on September 30, or whenever events or changes in circumstances indicate an impairment may have occurred, in accordance with Statement of Financial Accounting Standards, or SFAS No. 142, “Goodwill and Other Intangible Assets.” If a test of our goodwill for impairment indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. Should changes in our business strategy occur, should market or other conditions adversely affect our business, should changes in laws or regulations adversely affect our business, or should our net losses continue, we may be forced to record an impairment charge, which would lead to a decrease in our assets and reduction in our net income or increase in our net losses.

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

Our senior secured revolving credit facility may restrict our ability to take specific actions, even if such actions may be in our best interest. These restrictions limit our ability to, among other things, make advances to our European operations, make acquisitions, make capital expenditures, incur additional debt and pay dividends. Under the facility, we are subject to maintenance of a maximum consolidated senior leverage ratio (as defined in the facility) of 1 to 1. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in our being required to repay any borrowings, of which we have none as of December 31, 2006, before their due date. In addition, these covenants and restrictions may limit our future growth opportunities.

We may be unsuccessful in pursuing and integrating business combinations and strategic alliances, which could result in increased expenditures or cause us to fail to achieve anticipated cost savings or revenue growth.

In August 2006 and January 2007, we acquired Travel Analytics and Hi-Mark, respectively. We regularly evaluate potential business combinations and growth opportunities and may pursue acquisitions of other companies or technologies in the future in order to maintain and grow revenues and increase our market position. We may not be successful in identifying suitable acquisition candidates or may not be able to obtain financing on acceptable terms for such business combinations or strategic alliances. Even if we are able to complete these types of business transactions, we may face additional risks, including:

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

We rely in large part on the health and growth of the travel industry. Travel is highly sensitive to business and personal discretionary spending levels and tends to decline during general economic downturns. In addition, other adverse trends or events that tend to reduce travel are likely to reduce our revenues. These may include:

•	price escalation in the airline industry or other travel-related industries due to increased fuel costs or other factors;

•	financial instability of clients;

•	occurrence of travel-related accidents and concerns about passenger convenience and safety;

•	airline or other travel-related strikes;

•	advances in business technology and communication, such as videoconferencing and online teleconferencing;

•	a slowdown in the growth of the adoption of online travel;

•	political instability, regional hostilities, terrorism, natural disasters and governmental terror warnings;

•	consolidations in the airline industry;

•	health-related fears; and

•	bad weather.

In addition, our clients may seek reduced prices for our services in response to changing fare and commission structures and other travel industry conditions.

Acts of terrorism and war could have an adverse effect on the travel industry, which in turn could adversely affect our business due to the possible decrease in new travel bookings.

Travel is sensitive to safety and security concerns, and thus declines after occurrences of and fears of future incidents of terrorism and hostilities that affect the safety, security and confidence of travelers. For example, the start of the war in Iraq in March 2003 and the terrorist attacks of September 11, 2001 resulted in the cancellation of a significant number of flights and travel bookings and a decrease in new travel bookings. Future revenues may be reduced by similar and/or other acts of terrorism or war. The effects of these events could include, among other things, a protracted decrease in demand for air travel due to fears regarding additional acts of terrorism, military and governmental responses to acts of terrorism and a perceived inconvenience in traveling by air and increased costs and reduced operations by airlines due, in part, to new safety and security directives adopted by the Federal Aviation Administration, Transportation Security Administration, Homeland Security or other governmental agencies.

Travel industry and travel-related industry participants may choose not to adopt outsourcing or may otherwise be precluded from adopting outsourcing.

Our business depends in significant part on the continued adoption by travel industry participants of the outsourcing of transaction processing and data reporting services and by travel-related industry participants of the outsourcing of data reporting services as a means to achieve cost savings and enhanced customer service. There is no guarantee that our services will lower the costs of our clients’ businesses or improve customer service. If these cost savings or customer service improvements do not occur, we may not be able to retain clients or attract new clients.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in Atlanta, Georgia. We lease a total of approximately 259,000 square feet globally. The following are the locations of our principal leased facilities.

Property Location	Floor Space	Expiration of Lease Term
	(square feet)
Atlanta, Georgia	80,757	October 2008
Orangeburg, South Carolina (1)	36,785	December 2008
Dallas, Texas	22,503	February 2008
Milton, Florida	24,000	December 2007
Berlin, Germany	19,065	April 2007
Leicester, United Kingdom	17,827	July 2007
Tysons Corner, Virginia	14,537	September 2011
Crawley, United Kingdom	6,521	December 2008

(1)	We closed this facility effective April 30, 2005, but are still obligated for the lease payments until December 2008. See Note 10 to our consolidated financial statements in Item 8 of this Form 10-K.

Item 3.	Legal Proceedings

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

No matters were submitted to a vote of our shareholders during our fourth quarter ended December 31, 2006.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ National Market under the symbol “TRXI.” The following table sets forth, for the period indicated, the range of high and low sales prices for our common stock since our initial public offering on September 27, 2005.

	High	Low
Year Ended December 31, 2006:
First Quarter	$10.06	$7.30
Second Quarter	$11.95	$8.39
Third Quarter	$9.20	$4.86
Fourth Quarter	$7.39	$5.00
Year Ended December 31, 2005:
Third Quarter (since September 27, 2005)	$9.44	$8.87
Fourth Quarter	$9.11	$7.83

As of December 31, 2006, there were approximately 31 holders of our common stock. This number includes beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

The following selected consolidated financial data should be read together with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The consolidated statement of operations and other data for the fiscal years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations and other data for the fiscal years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and December 31, 2002 are derived from audited consolidated financial statements not included in this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations:
Revenues:
Transaction and other revenues	$113,504	$115,705	$109,398	$72,760	$65,280
Client reimbursements	2,836	2,911	4,061	1,750	1,664

Total revenues	116,340	118,616	113,459	74,510	66,944

Expenses:
Operating, excluding depreciation and amortization	64,673	74,443	73,230	43,734	41,254
Selling, general and administrative, excluding depreciation and amortization	20,159	19,295	19,885	16,023	16,169
Technology development	11,022	11,176	13,462	6,378	5,056
Client reimbursements	2,836	2,911	4,061	1,750	1,664
Restructuring	691	2,327	1,732	—	—
Depreciation and amortization	10,121	9,984	9,943	8,250	8,009

Total expenses	109,502	120,136	122,313	76,135	72,152

Operating income (loss)	6,838	(1,520)	(8,854)	(1,625)	(5,208)
Interest income (expense), net	675	(2,246)	(2,323)	(1,867)	(1,542)
Debt conversion expense	—	(2,898)	—	—	—
Loss from equity method investments	—	—	—	(896)	(924)
Cumulative effect of change in accounting principle	—	—	—	—	(1,700)
Provision for income taxes	(213)	—	—	—	—

Net income (loss)	$7,300	$(6,664)	$(11,177)	$(4,388)	$(9,374)

Basic net income (loss) per share	$0.41	$(0.48)	$(0.91)	$(0.38)	$(0.82)

Diluted net income (loss) per share	$0.41	$(0.48)	$(0.91)	$(0.38)	$(0.82)

Basic weighted average shares outstanding	17,711	13,817	12,248	11,482	11,481
Diluted weighted average shares outstanding	17,745	13,817	12,248	11,482	11,481

Other Data:
Adjusted EBITDA (1)	$17,650	$11,341	$2,821	$5,729	$1,877
Non-cash stock compensation	$1,057	$70	$374	$690	$697
Cash provided by operating activities	$10,815	$8,506	$2,611	$13,054	$5,443
Capital expenditures	$9,151	$8,675	$9,426	$7,482	$4,854
Transaction processing transactions	83,788	81,437	73,474	56,017	29,771

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Working capital (deficit)	$1,449	$(1,838)	$(24,894)	$(1,100)	$(2,091)
Total assets	89,713	76,134	66,366	44,241	36,563
Long-term debt, less current portion	—	1,909	4,583	166	188
Convertible notes, net of unamortized discount	—	1,360	19,317	18,960	18,604
Total shareholders’ equity (deficit)	41,132	32,601	(6,699)	(1,065)	(297)

(1)	EBITDA is defined as net income (loss) before net interest expense, income tax expense, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus specific items that we believe are not indicative of our future operating performance. These items are restructuring expenses, IPO-related expense and cumulative effect of change in accounting principle. Adjusted EBITDA is not an alternative to net income (loss), operating income (loss) or cash flows from operating activities as calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”). You should not rely on Adjusted EBITDA as a substitute for any GAAP financial measure. In addition, our calculation of Adjusted EBITDA may or may not be consistent with that of other companies. We strongly urge you to review the GAAP financial measures included in our consolidated financial statements, including the notes thereto, and the other financial information contained in this Form 10-K, and to not rely on any single financial measure to evaluate our business.

Adjusted EBITDA is used by our management as a financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides a more complete understanding of factors and trends affecting our business than GAAP measures alone. Management uses Adjusted EBITDA to evaluate operating performance and management decisions made during the reporting period, excluding certain items that we believe have less significance to the day-to-day performance of our business. Our internal budgets are based on Adjusted EBITDA and we use Adjusted EBITDA as one of several criteria to determine performance-based cash compensation. We also regularly communicate our Adjusted EBITDA to our current shareholders and board of directors. We understand that analysts and investors regularly rely on non-GAAP financial measures, such as Adjusted EBITDA, to assess operating performance for companies in our industry. Adjusted EBITDA may be helpful in more clearly highlighting trends in our core businesses that may not otherwise be apparent when relying solely on GAAP financial measures, since Adjusted EBITDA eliminates from income (loss) financial items that have less bearing on our operating performance.

A reconciliation of net income (loss), the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for each of the fiscal years indicated is as follows:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Net income (loss)	$7,300	$(6,664)	$(11,177)	$(4,388)	$(9,374)
Depreciation and amortization	10,121	9,984	9,943	8,250	8,009
Interest (income) expense, net	(675)	2,246	2,323	1,867	1,542
Provision for income taxes	213	—	—	—	—

EBITDA	16,959	5,566	1,089	5,729	177
Cumulative effect of change in accounting principle	—	—	—	—	1,700
IPO-related expenses	—	3,448	—	—	—
Restructuring expenses	691	2,327	1,732	—	—

Adjusted EBITDA	$17,650	$11,341	$2,821	$5,729	$1,877

Below are the items excluded from net income (loss) to calculate Adjusted EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to the use of the most directly comparable GAAP financial measure:

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

•

The cumulative effect of a change in accounting principle was recorded during fiscal 2002 resulting from the transitional goodwill impairment test upon adoption of the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This change in accounting principle resulted in a non-cash charge in fiscal 2002. Because we may incur costs from time to time that are not part of our core operations, any measure that excludes these costs has a material limitation. We believe this non-cash charge is not indicative of our core operating performance.

•

IPO-related expenses include a cash payment of $2.9 million to effect the conversion of $18.6 million of convertible notes in conjunction with our initial public offering of common stock in September 2005. We also paid one-time management bonuses totaling $0.5 million in connection with the IPO. Because we may incur costs from time to time that are not part of our core operations, any measure that excludes these costs has a material limitation. We do not believe these costs are relevant to an understanding of our core operating performance.

•

In late 2004, we made a strategic decision to close certain customer care facilities, including those in Paris, France; Zurich, Switzerland; Orangeburg, South Carolina; and the United Kingdom. We recorded restructuring expenses for severance, lease, transition costs and accelerated depreciation charges of $1.7 million in fiscal 2004 related to the closure of our Paris and Zurich facilities, $2.3 million in fiscal 2005 related to the closure of our Orangeburg facility and $0.7 million related to the closure of our United Kingdom facility in fiscal 2006. Because we may incur costs from time to time that are not part of our core operations, any measure that excludes these costs has a material limitation. We do not believe these costs are indicative of our core operating performance.

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

Overview

TRX is a global technology company. We develop and host software applications to automate manual processes and track transaction data, enabling our clients to optimize performance and control costs. We are a leading provider to the travel industry and are in the process of expanding into financial services and healthcare. We deliver our technology applications as a service over the Internet to travel agencies, corporations, travel suppliers, government agencies, credit card associations, credit card issuing banks, and third-party administrators. TRX is headquartered in Atlanta, Georgia with operations and associates in North America, Europe, and Asia.

We are focused on transaction-based revenue from data reporting, reservation processing and online booking technologies that provide economies of scale to our clients and us. These transactions are an integral part of our clients’ daily operations. Transaction levels, and thus revenues, fluctuate with our clients’ business levels, which are impacted by market changes and seasonality. We supplement our transaction-based revenue with short-term projects to implement, customize or enhance our service delivery.

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia, accounted for 47% of our global revenues in the year ended December 31, 2006. Expedia has been a client since its launch in 1996. In January 2007, we replaced our existing contract with Expedia with a Master Services Agreement. This Agreement continues through 2010. Revenues generated in 2007 under the Master Services Agreement are expected to be significantly less than those generated in 2006. Our scale and process-reengineering expertise has allowed us to reduce our costs in several areas when measured on a per transaction basis. We have established pricing models that provide volume-based discounts to share scale efficiencies with our clients to ensure long-term, mutually-beneficial relationships. As a result, our average revenue per transaction has generally declined over the last few years. We expect it to continue to decline in the future because of scale efficiencies, as well as trends in the travel processing supply chain that began to evolve in late 2006 which are putting negative pressure on our revenue per transaction.

Our historical business mix contained significant revenue from call center, or “customer care” operations, which accounted for approximately 20% of our transaction and other revenues in 2006. In late 2004, we made a strategic decision to gradually transition away from this type of lower-margin, labor-intensive business and to close some of our customer care facilities. We closed our customer care operations in Paris, France and in Zurich, Switzerland during 2004; in Orangeburg, South Carolina during 2005; and in the United Kingdom during 2006. In connection with these closures, we recorded charges of $0.7 million, $2.3 million and $1.7 million during 2006, 2005 and 2004, respectively, related to employee severance, lease abandonment and related charges. We sold our remaining U.S. call center operations in 2006. During 2006, our customer care revenues decreased by 16% as compared to 2005 and we expect them to decline further in the future.

In August 2006, we acquired the assets and assumed certain liabilities of Travel Analytics, Inc., (“Travel Analytics”) which provides procurement and spend management services to corporations, for $2.3 million. Travel Analytics helps corporations make smart decisions about their travel suppliers and travel policies, with a focus on achieving practical savings. The strategic addition of Travel Analytics expands our growth opportunities in the global corporate travel marketplace and augments the technology and talent in our data reporting offerings for corporate travel clients. The purchase price included cash of $1.7 million and the issuance of 85,870 shares of TRX common stock (valued at $600, or $6.99 per share based on the closing price of our common stock on the two trading days preceding through the two trading days following our announcement of the acquisition on August 2, 2006) in accordance with EITF Issue 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination (“EITF 99-12”). In addition to the consideration paid, we agreed to make payments to the previous owner of Travel Analytics equal to 3% of sales related to Travel Analytics intellectual property through December 31, 2011. Payments are made semi-annually and are recorded as goodwill in our consolidated balance sheet.

On January 11, 2007, effective January 1, 2007, we purchased substantially all of the assets and assumed certain liabilities of Hi-Mark, LLC (“Hi-Mark”), a Delaware limited liability company and Atlanta-based provider of data acquisition and business intelligence technologies. We acquired Hi-Mark for total consideration of approximately $20.7 million, which consisted of 500,000 shares of our common stock (valued at $3.4 million, or $6.81 per share based on the closing price of our common stock on the two trading days preceding through the two trading days following our announcement of the acquisition on December 7, 2006) in accordance with EITF Issue 99-12), $10.0 million of cash on hand, a promissory note in favor of Hi-Mark in the amount of $7.0 million which amortizes quarterly over three years and bears interest at the Prime rate, and approximately $0.3 million of our transaction costs. In addition, we may make earnout payments to Hi-Mark of up to $12.0 million dependent on the achievement of defined revenue targets.

Industry factors impacting our operating results include the channel shifts toward online bookings and direct distribution, cost compression in the travel processing supply chain, use of corporate credit cards, airline seat capacity, changing and increasing access methods to reach supplier inventory, supplier commission rates, GDS incentive levels, and overall economic conditions. Our estimates of future results are primarily affected by assumptions of transaction volumes, pricing levels, our ability to efficiently scale with our clients, and client retention and acquisition. These anticipated results may be impacted by seasonality of the travel industry and credit card volumes related to travel. Management uses various key indicators to manage the business, including volume growth, revenue growth, Adjusted EBITDA, Adjusted EBITDA margin, capital expenditure levels, and free cash flow.

In 2006, we recognized revenue of $116.3 million, of which $23.2 million was generated outside the U.S. For additional information regarding revenue and long-lived assets related to the geographic areas in which we do business, see Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Sources of Revenue

We principally operate a transaction-based business model under long-term contracts using hosted technology applications. Transaction and other revenues are derived from three principal service offerings:

•	Transaction Processing: We generate transaction processing revenue from service and processing fees based primarily on the number of data records we process.

•

Data Reporting: We generate data reporting revenue from service and processing fees based primarily on the number of data records we consolidate, the number of users accessing the data, the number of sources from which we receive data, and the frequency of data submissions.

•

Customer Care: We generate customer care revenue from service fees based primarily on the number or length of telephone calls answered or the number of email responses delivered. As discussed above, we have substantially exited the customer care business as we enter 2007.

Transaction-based revenues are recognized when we perform the services. In connection with providing transaction processing and data reporting services, we generate revenues from short-term projects to customize or enhance service delivery. Revenue generated from short-term project work is recognized as the services are performed, which is generally when billed. Revenue from implementation or set-up fees is recognized over the life of the client contract.

Client reimbursements reflect pass-through items, primarily voice and data costs and items such as ticket envelopes that we bill to our clients at cost. In the future, if our clients decide to pay these items directly, our client reimbursement revenue and client reimbursement expense will decrease accordingly.

Historically, we have experienced sales cycles of six to eighteen months with respect to several of our larger clients. Additionally, the implementation of our services can take up to one year depending on the size and complexity of the service offering and the speed at which our clients implement the service offering to their customer base. In 2006, we began offering components of our technology solutions to clients and potential clients. We expect this change to reduce the length of our sales cycle and also to reduce the average amount of revenue initially earned from each of our clients. Also in late 2006, we began to experience pricing pressure primarily in our reservation processing business as GDS deregulation placed cost pressure on the supply chain associated with a typical travel reservation. We expect this pricing pressure to have a material adverse effect on our revenues and results of operations in 2007 as compared to 2006.

Costs

Our expenses include operating, selling, general and administrative, technology development, restructuring and depreciation and amortization.

Operating expenses include salaries, benefits, and related overhead of personnel directly and indirectly supporting service delivery. Personnel indirectly supporting service delivery include information technology, client services, training, and business integration personnel. Operating expenses also include communication costs, technology hosting, and processing errors. Operating expenses are impacted by our revenue mix, with customer care services generally having higher operating expenses as a percentage of revenue due to the labor-intensive nature of providing customer care services. Our ability to efficiently manage and utilize our employees along with our ability to provide services from low-cost labor markets also impacts operating expenses.

Selling, general and administrative expenses include salaries, benefits and related overhead associated with the selling and marketing of our products and services, as well as other support functions, including executive, accounting, legal, centralized human resources and administration. Selling, general and administrative expenses also include professional services and insurance.

Technology development expenses primarily include salaries, benefits and related overhead of personnel focusing on developing and maintaining our technologies. During 2004, primarily to support rapid growth of our DATATRAX solution, we supplemented our development headcount with U.S.-based contract labor and third-party consultants. During 2005, we reduced our technology development expense by replacing amounts spent on some of these higher-cost contract labor personnel and consultants with less-costly personnel in the U.S. and India. We expect our technology development in 2007 to be relatively consistent with 2006.

Restructuring expenses primarily relate to the cost of closing certain of our customer care facilities, in Paris, France; Zurich, Switzerland; Orangeburg, South Carolina; and the United Kingdom. We incurred these costs as a result of our strategic decision to gradually transition away from customer care operations. We recorded restructuring charges of $0.7 million, $2.3 million and $1.7 million in 2006, 2005 and 2004, respectively, related to these facility closures, of which $1.4 million related to non-cash asset writedowns. Of the $3.3 million that requires cash outlays, $0.4 million is unpaid at December 31, 2006 and will be paid through 2008. The facility closures have allowed us to reduce our operating expenses as a percentage of revenue through reduced facility and personnel costs.

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

We recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” when certain other consulting or other services are combined with our transaction processing revenues and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) services have been performed, (3) the fee for services is fixed or determinable, and (4) collectibility is reasonably assured. Generally, these criteria are considered to have been met as follows:

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

Internal-Use Software Development Costs. We account for internal-use software development costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Cost of Software Developed or Obtained for Internal Use,” or SOP 98-1. SOP 98-1 specifies that software costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use is charged to technology development expense as incurred until the project enters the application development phase. Costs incurred in the application development phase are capitalized and depreciated over an estimated useful life of three years, beginning when the software is ready for use.

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

Transaction processing provisions. We have recorded estimates to account for processing errors made in the ticketing or fareloading process that result in tickets being issued at incorrect prices or from agency commissions being miscalculated. Our reserve for processing errors is based on several factors including historical trends, average debit memo lag time and timely identification of errors. Transaction processing provisions were $2.1 million, $3.1 million and $2.4 million in fiscal 2006, 2005, and 2004, respectively, and are included as operating expenses in our consolidated statements of operations.

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

	Year Ended December 31,
	2006	2005	2004
Transaction and other revenues	100%	100%	100%
Expenses:
Operating	57	64	67
Selling, general and administrative	18	17	18
Technology development	10	10	12
Restructuring	1	2	2
Depreciation and amortization	9	9	9

Total operating expenses before client reimbursements	95	102	108

Operating income (loss)	5%	(2)%	(8)%

Comparison of Fiscal Years Ended December 31, 2006 and December 31, 2005

Revenues. The following table sets forth comparative revenues by type, in dollars and as a percentage of transaction and other revenue, for the fiscal years ended December 31, 2006 and 2005, respectively:

	Year Ended December 31,
	2006		2005		Change
	(dollars in thousands)
Transaction processing	$72,627	64%	$72,083	62%	$544	1%
Data reporting	17,849	16	16,300	14	1,549	10
Customer care	23,028	20	27,322	24	(4,294)	(16)

Transaction and other revenues	113,504	100	115,705	100	$(2,201)

Client reimbursements	2,836		2,911

Total	$116,340		$118,616

Transaction processing revenues. Transaction processing revenues were $72.6 million in fiscal 2006, an increase of 1% compared to $72.1 million in fiscal 2005, primarily due to volume growth of approximately 3% from existing clients. We expect our transaction processing revenues to be materially lower in 2007 than in 2006, primarily due to pricing pressure largely due to GDS deregulation in the U.S. during 2006 and the resulting cost pressure it has placed on our clients and, in turn, on us. We expect this trend to also result in materially lower revenue in 2007 as compared to 2006.

Data reporting revenues. Data reporting revenues were $17.8 million in fiscal 2006, an increase of 10% compared to $16.3 million in fiscal 2005, primarily due to additional penetration and organic growth from our existing clients.

Customer care revenues. Customer care revenues were $23.0 million in fiscal 2006, a decrease of 16% compared to $27.3 million in fiscal 2005, primarily due to our planned volume reductions from existing customers as we continue to transition away from this lower-margin, labor intensive business. We expect customer care revenues in 2007 to be less than $5.0 million. The reduction in 2007 will be primarily due to the sale of our U.S. call center business.

Client reimbursement revenues and expenses. Client reimbursement revenues and expenses were $2.8 million in fiscal 2006, consistent with $2.9 million in fiscal 2005.

Operating expenses. Operating expenses were $64.7 million in fiscal 2006, a decrease of 13% compared to $74.4 million in fiscal 2005. The decrease was primarily due to the decline in our customer care business and the closure of two call center facilities in 2005 and 2006. As a percentage of revenue, operating expenses decreased from 64% in fiscal 2005 to 57% in fiscal 2006. Our margins have improved as a result of the reduction in our less profitable customer care business and operating leverage associated with growth in our core transaction processing and data reporting revenue streams.

Selling, general and administrative expenses. Selling, general and administrative expenses were $20.2 million in fiscal 2006, an increase of 4% compared to $19.3 million in fiscal 2005. The increase is primarily due to $0.8 million of stock compensation expense in fiscal 2006.

Technology development expenses. Technology development expenses were $11.0 million in fiscal 2006, consistent with $11.2 million in fiscal 2005. As a percentage of revenue, technology development expense was 10% in both fiscal 2005 and 2006.

Restructuring expense. We recorded $0.7 million of restructuring expense in fiscal 2006, compared to $2.3 million of expense in fiscal 2005. The charge in 2006 is due to $1.0 million of severance, asset writedown charges, and other related costs from the closure of our customer care operations in the United Kingdom, partly offset by a credit of $0.3 million due to the reduction of our estimated remaining lease-termination accrual resulting from a revision to our estimated sublease assumption for the Orangeburg, South Carolina facility. The expense in fiscal 2005 consisted of a $2.4 million charge for severance, lease abandonment, operational transition costs and accelerated depreciation related to the closure of our Orangeburg, South Carolina facility effective April 30, 2005, partially offset by a $0.1 million credit to reflect lower than expected lease termination costs in Europe.

Depreciation and amortization. Depreciation and amortization expenses were $10.1 million in fiscal 2006, consistent with $10.0 million in fiscal 2005.

Interest income (expense), net. We generated $0.7 million of net interest income in fiscal 2006, compared to net interest expense of $2.2 million in fiscal 2005. Our interest expense declined significantly due to debt repayments, and our interest income increased due to cash balances generated primarily from our initial public offering of common stock in September 2005, and increased rates of interest earned on invested cash.

Income tax provision. We recorded an income tax provision of $0.2 million for fiscal 2006 related to alternative minimum tax. No income tax benefit was recorded for fiscal 2005, as we had a current tax loss, and we recorded a 100% valuation allowance on our net deferred tax assets.

Net income (loss). Due to the factors described above, net income was $7.3 million in fiscal 2006 compared to a net loss of $6.7 million in fiscal 2005.

Comparison of Fiscal Years Ended December 31, 2005 and December 31, 2004

Revenues. The following table sets forth comparative revenues by type, in dollars and as a percentage of transaction and other revenue, for the fiscal years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005		2004		Change
	(dollars in thousands)
Transaction processing	$72,083	62%	$66,410	60%	$5,673	9%
Data reporting	16,300	14	10,512	10	5,788	55
Customer care	27,322	24	32,476	30	(5,154)	(16)

Transaction and other revenues	115,705	100	109,398	100	$6,307	6

Client reimbursements	2,911		4,061

Total	$118,616		$113,459

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

Data reporting revenues. Data reporting revenues were $16.3 million in fiscal 2005, an increase of 55% compared to $10.5 million in fiscal 2004. The increase was primarily related to the continuation and expansion of an existing client relationship established late in 2004.

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

Interest income (expense), net. Net interest expense remained relatively constant at $2.2 million in fiscal 2005, compared to $2.3 million in fiscal 2004. We expect our interest expense to decrease materially in 2006, primarily due to the conversion of the majority of our 11% convertible notes in September 2005 and a reduction in our debt level due to scheduled repayments of $2.2 million in 2006.

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

At December 31, 2006, our principal sources of liquidity were cash and cash equivalents of $24.4 million and $10.0 million of availability under our revolving credit facility. We had no borrowings outstanding under our credit facility at December 31, 2006. The maximum amount available under our revolving credit facility is $10.0 million, and the availability fluctuates based upon our last twelve months’ consolidated senior leverage ratio (as defined in the facility).

Net cash provided by operating activities was $10.8 million in fiscal 2006 compared to $8.5 million in fiscal 2005. The primary driver of the increase in operating cash flow was improved operating profitability in 2006. In addition, we used working capital of $8.2 million in 2006 compared to $1.2 million of working capital generated in 2005. Net cash provided by operating activities was $8.5 million in fiscal 2005 compared to $2.6 million in fiscal 2004. The increase was driven primarily by our acquisition of the remaining interests in our European operations in January 2004, which required cash in 2004 to fund operations and the closure of two facilities.

Net cash used in investing activities was $10.4 million in fiscal 2006 compared to $8.7 million in fiscal 2005. The increase primarily related to the $1.5 million of purchase price paid (net of cash acquired) for the acquisition of substantially all of the assets of Travel Analytics. The significant driver of our investing activities is our capital expenditures, which include costs associated with internally developed software. Capital expenditures in fiscal 2006 and 2005 were primarily comprised of ongoing development related to our transaction processing platforms. Drivers of capital expenditures include infrastructure required to support volume expansion, the acquisition of new revenue streams with new and existing clients, technology development costs, investment in business continuity, and opportunities to reduce costs. As of December 31, 2006, we had no material commitments related to capital expenditures. Excluding capital expenditures associated with potential new clients, we currently expect capital expenditures of less than $10.0 million in fiscal 2007. Net cash used in investing activities was $8.7 million during fiscal 2005 compared to $16.7 million during fiscal 2004. The decrease in 2005 was primarily related to the $7.3 million of net cash purchase price paid for the acquisition of the remaining interests in our European joint ventures during 2004 and a decrease in capital expenditures in 2005.

Net cash used in financing activities was $5.2 million in fiscal 2006 compared to net cash provided by financing activities of $18.9 million in fiscal 2005. The primary driver in 2006 was debt repayments of $5.1 million. Cash provided by financing activities during 2005 included $26.4 million of net proceeds from our initial public offering of common stock, the repayment of a note receivable from a shareholder of $1.0 million, and net proceeds of $0.8 million related to the exercise of stock options and $0.1 million in proceeds from our employee stock purchase plan, partially offset by payments of $4.6 million on long-term debt, $4.5 million for warrant repurchase and debt conversion expenses and $0.3 million to repurchase common stock. Net cash provided by financing activities was $18.9 million during fiscal 2005 compared to net cash provided by financing activities of $5.6 million during fiscal 2004. During fiscal 2004, we issued common stock for net proceeds of $7.0 million related to a common stock offering and the exercise of options. Cash used in financing activities during fiscal 2004 included payments of long-term debt of $1.1 million and the repurchase of common stock from former employees of $0.3 million. In connection with the repurchase of stock, we also issued a note payable totaling $0.3 million.

We have a $10.0 million senior secured revolving credit facility that expires in May 2007. The lender holds a senior security interest in all of our domestic assets and a 66% interest in the stock of our international subsidiaries. Under the facility, we are subject to a maximum consolidated senior leverage ratio (as defined in the facility) of 1 to 1. The facility also requires that we reduce our borrowings under the facility to $2.0 million or less for 30 days during each calendar quarter. We are restricted in our ability to, among other things, make advances to our European operations, make acquisitions or sell assets, make capital expenditures, incur additional indebtedness and pay dividends. We are currently in compliance with all covenants. We pay a variable rate of interest on draws, at LIBOR plus 0.5%, and an annual fee of 0.5% of the unused portion of the $10.0 million commitment. At December 31, 2006, we had no borrowings outstanding against the facility. We have an outstanding letter of credit in the amount of $45 against the facility as of December 31, 2006.

Based on our current level of operations, we believe our cash flow from operations and other available sources of liquidity, including borrowings under the revolving credit facility until it matures in May 2007, will provide adequate funds for ongoing operations, planned capital expenditures and debt service for the next twelve months.

Contractual Obligations

The following table summarizes our future minimum non-cancelable contractual obligations (including interest) at December 31, 2006:

	Payments Due by Period
	Total	Less than one year	1-3 years	3-5 years	More than five years
	(in thousands)
Capital leases	$157	$157	$—	$—	$—
Cash interest costs on capital leases	3	3	—	—	—
Operating leases	5,830	2,832	2,225	773	—
Employment agreements	1,217	1,217	—	—	—
Service agreement	1,184	1,184	—	—	—

Total contractual obligations	$8,391	$5,393	$2,225	$773	$—

The above contractual obligations table excludes any amounts due under the earnout agreement executed as part of the August 2, 2006 acquisition of Travel Analytics, because such amounts are based on a percentage of future revenues through 2011. All such obligations are payable in cash. The long-term commitments under operating leases shown above consist of facility leases in the U.S. and Europe for our operations. The service agreement relates to an agreement with an unrelated party that provides certain labor services to us. The employment agreements with certain key executives provide for compensation and benefits through the expiration of the individual agreements upon termination of employment, other than by the employee voluntarily or by us for cause.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), “Share Based Payment,” which became effective for us on January 1, 2006. This statement eliminated the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and requires instead that compensation expense be recognized based on the fair value on the date of the grant. The recognition of compensation expense for stock options and our employee stock purchase plan reduced net income by approximately $1.1 million in 2006. We elected the modified prospective method for our adoption of SFAS 123(R). SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under former literature. This requirement had no effect on our net operating cash flows and net financing cash flows in 2006 because no stock options were exercised and we do not expect to receive tax deductions in excess of recognized compensation cost.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and as a result, we will adopt FIN 48 in the fiscal quarter beginning January 1, 2007. We are currently assessing the impact of this standard on our consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) regarding the process of quantifying financial statement misstatements. SAB 108 expresses the Staff’s views regarding the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The adoption of SAB 108 had no impact on our consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. This standard is effective on January 1, 2008 and will be applied prospectively. We are currently assessing the impact of this standard on our consolidated financial position and results of operations.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Exchange Risk. Approximately 20% of our consolidated revenues during fiscal 2006 and 12% of our consolidated assets at December 31, 2006 are associated with operations outside of the U.S. The U.S. dollar balance sheets and statements of operations for these businesses are subject to currency fluctuations. We are most vulnerable to fluctuations in the British pound sterling and euro against the U.S. dollar. We are also subject to currency fluctuations in the Indian rupee. Historically, we have not entered into derivative financial instruments to mitigate this risk, as it has not been cost-effective for us. The impact of currency fluctuations on profitability has not been significant since both revenues and operating costs of these businesses are denominated in local currency. If the U.S. dollar had a 10 percent greater appreciation against our non-U.S. dollar denominated businesses in 2006, consolidated revenues and operating loss would have been reduced by approximately $24,000 and $1,000, respectively. We may use derivative financial instruments in the future if we deem it useful in mitigating an exposure to foreign currency exchange rates. The cumulative translation adjustment was a $0.1 million increase in shareholders’ equity at December 31, 2006.

Interest Rate Market Risk. Our interest costs are sensitive to changes in the general level of interest rates, because our revolving credit facility is at a variable interest rate based on LIBOR. We had no borrowings under our revolving credit facility in 2006.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006 AND 2005, AND FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

TRX, Inc. and Subsidiaries

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of TRX, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TRX, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006, based on the modified prospective application transition method.

/s/    DELOITTE & TOUCHE LLP

February 20, 2007

Atlanta, Georgia

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 and 2005

(In thousands, except share data)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,444	$28,633
Settlement assets (Note 2)	13,944	—
Trade accounts receivable, net	8,169	5,705
Prepaids and other	2,547	2,260

Total current assets	49,104	36,598

NONCURRENT ASSETS:
Property and equipment, net	16,412	17,435
Goodwill	23,122	21,512
Other assets, net	1,075	589

Total noncurrent assets	40,609	39,536

Total assets	$89,713	$76,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$20,151	$24,305
Customer deposits and deferred revenue	13,403	11,924
Settlement obligations (Note 2)	13,944	—
Current portion of long-term debt	157	2,207

Total current liabilities	47,655	38,436

NONCURRENT LIABILITIES:
Long-term debt—less current portion	—	1,909
Convertible notes	—	1,360
Other long-term liabilities	926	1,828

Total noncurrent liabilities	926	5,097

Total liabilities	48,581	43,533

COMMITMENTS AND CONTINGENCIES (NOTE 3)

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 17,960,301 and 17,851,835 shares issued; 17,772,771 and 17,664,304 shares outstanding	179	178
Additional paid-in capital	91,659	90,006
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Deferred compensation	—	(43)
Cumulative translation adjustment	77	543
Accumulated deficit	(48,489)	(55,789)

Total shareholders’ equity	41,132	32,601

Total liabilities and shareholders’ equity	$89,713	$76,134

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	2006	2005	2004
REVENUES:
Transaction and other revenues	$113,504	$115,705	$109,398
Client reimbursements	2,836	2,911	4,061

Total revenues	116,340	118,616	113,459

EXPENSES:
Operating, excluding depreciation and amortization	64,673	74,443	73,230
Selling, general, and administrative, excluding depreciation and amortization	20,159	19,295	19,885
Technology development	11,022	11,176	13,462
Client reimbursements	2,836	2,911	4,061
Restructuring	691	2,327	1,732
Depreciation and amortization	10,121	9,984	9,943

Total expenses	109,502	120,136	122,313

OPERATING INCOME (LOSS)	6,838	(1,520)	(8,854)
INTEREST INCOME (EXPENSE):
Interest income	999	351	145
Interest expense	(324)	(2,597)	(2,468)

Total interest income (expense), net	675	(2,246)	(2,323)
DEBT CONVERSION EXPENSE	—	(2,898)	—

INCOME (LOSS) BEFORE INCOME TAXES	7,513	(6,664)	(11,177)
PROVISION FOR INCOME TAXES	(213)	—	—

NET INCOME (LOSS)	$7,300	$(6,664)	$(11,177)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	17,711	13,817	12,248

Diluted	17,745	13,817	12,248

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.41	$(0.48)	$(0.91)

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Note Receivable From Shareholder	Deferred Compensation	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount
BALANCE—December 31, 2003	11,910,977	119	37,850	—	(1,000)	(299)	213	(37,948)	(1,065)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(11,177)	(11,177)
Cumulative translation adjustment	—	—	—	—	—	—	(791)	—	(791)

Total comprehensive loss									(11,968)
Deferred compensation on option grant	—	—	188	—	—	(188)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	374	—	—	374
Issuance of common stock, net of offering costs	408,496	4	4,972	—	—	—	—	—	4,976
Exercise of stock options, net of $0 of taxes	224,810	2	1,991	—	—	—	—	—	1,993
Purchases of treasury stock	(82,531)	—	—	(1,009)	—	—	—	—	(1,009)

BALANCE—December 31, 2004	12,461,752	$125	$45,001	$(1,009)	$(1,000)	$(113)	$(578)	$(49,125)	$(6,699)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(6,664)	(6,664)
Cumulative translation adjustment	—	—	—	—	—	—	1,121	—	1,121

Total comprehensive loss									(5,543)
Amortization of deferred compensation	—	—	—	—	—	70	—	—	70
Issuance of common stock, net of offering costs	3,400,000	34	26,406	—	—	—	—	—	26,440
Conversion of notes	1,791,830	18	19,731	—	—	—	—	—	19,749
Repurchase of warrant	—	—	(2,016)	—	—	—	—	—	(2,016)
Exercise of stock options, net of $0 of taxes	105,000	1	808	—	—	—	—	—	809
Employee stock purchase plan	10,722	1	76	—	—	—	—	—	77
Repayment of note receivable from shareholder	—	—	—	—	1,000	—	—	—	1,000
Purchases of treasury stock	(105,000)	(1)	—	(1,285)	—	—	—	—	(1,286)

BALANCE—December 31, 2005	17,664,304	$178	$90,006	$(2,294)	$—	$(43)	$543	$(55,789)	$32,601
Comprehensive income:
Net income	—	—	—	—	—	—	—	7,300	7,300
Cumulative translation adjustment	—	—	—	—	—	—	(466)	—	(466)

Total comprehensive income									6,834
Reclassification of deferred compensation upon adoption of SFAS 123(R) and other	—	—	(152)	—	—	43	—	—	(109)
Employee stock purchase plan	22,597	—	149	—	—	—	—	—	149
Issuance of common stock	85,870	1	599	—	—	—	—	—	600
Share-based payment expense under SFAS 123(R)	—	—	1,057	—	—	—	—	—	1,057

BALANCE—December 31, 2006	17,772,771	$179	$91,659	$(2,294)	$—	$—	$77	$(48,489)	$41,132

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,300	$(6,664)	$(11,177)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,121	9,984	9,943
Debt conversion expense	—	2,898	—
Restructuring charges	193	499	711
Provision for bad debts	324	213	79
Stock compensation expense	1,031	70	374
Amortization of debt discount	—	267	356
Changes in assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(2,165)	5,135	(5,301)
Prepaids and other assets	(296)	340	(128)
Accounts payable and accrued liabilities	(6,829)	(2,014)	3,534
Customer deposits and deferred revenue	1,136	(2,222)	4,220

Total adjustments	3,515	15,170	13,788

Net cash provided by operating activities	10,815	8,506	2,611

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,151)	(8,675)	(9,426)
Acquisitions, net of cash acquired	(1,475)	—	(7,251)
Proceeds from sale of assets	250	—	—

Net cash used in investing activities	(10,376)	(8,675)	(16,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes	(1,360)	—	—
Repayments of long-term debt	(4,031)	(4,583)	(1,116)
Issuance of common stock, net of offering costs	—	26,440	4,976
Debt conversion expense	—	(2,898)	—
Repurchase of warrant	—	(1,600)	—
Repayment of note receivable from shareholder	—	1,000	—
Purchases of treasury stock	—	(321)	(258)
Proceeds from stock-based compensation plans	149	886	1,993

Net cash (used in) provided by financing activities	(5,242)	18,924	5,595

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	614	(717)	126

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,189)	18,038	(8,345)
CASH AND CASH EQUIVALENTS—Beginning of year	28,633	10,595	18,940

CASH AND CASH EQUIVALENTS—End of year	$24,444	$28,633	$10,595

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands, except share data)

1. ORGANIZATION AND NATURE OF OPERATIONS

TRX, Inc. and its subsidiaries (“we”, “us” or “our”) is a global technology company. We develop and host software applications to automate manual processes and track transaction data, enabling our clients to optimize performance and control costs. We are a leading provider to the travel industry and expanding into financial services and healthcare. We deliver our technology applications as a service over the Internet to travel agencies, corporations, travel suppliers, government agencies, credit card associations, credit card issuing banks, and third-party administrators. TRX is headquartered in Atlanta, Georgia with operations and associates in North America, Europe, and Asia. We are majority-owned by BCD Technology, S.A. (“BCD”). The accompanying consolidated financial statements include the accounts of TRX, Inc. and its subsidiaries for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation.

In February 2006, we entered into a five-year agreement related to global business development with E2E SerWiz Solutions, Ltd. (“SWS”), a subsidiary of TATA Sons Ltd. Pursuant to the agreement, the parties market their respective offerings in the global travel marketplace in consideration for specified fees based on new business referred. Additionally, in February 2006, we entered into a shared services agreement with SWS, effective November 1, 2005, in which we agreed to facilitate SWS’ establishment of U.S.-based customer care operations during 2006. In connection with this agreement, we transferred all of our U.S.-based customer care assets and employees, located in Parkersburg, West Virginia and Milton, Florida to SWS on April 1, 2006. We transferred assets with a net book value of approximately $75 to SWS for $250 and expect to record a gain associated with such sale of approximately $175 when our continuing involvement with SWS concludes (currently expected at the end of 2007). In addition, we retained SWS as a subcontractor from April 2006 through December 2006, in order to provide customer care services to certain of our clients in the U.S.

2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Cash and Cash Equivalents—We consider all highly liquid investments with purchased maturities of three months or less to be cash equivalents. Cash equivalents consisted solely of money market funds and investment grade commercial paper at December 31, 2006 and 2005. Interest income during fiscal 2006, 2005 and 2004 was $999, $351 and $145, respectively.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We maintain an allowance for doubtful accounts to reserve for receivables that are not probable of collection. Management reviews the accounts receivable by aging category to identify specific customers with known disputes or collectibility issues. In determining the amount of the reserve, management makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. The following table shows our allowance for doubtful accounts, and the associated activity for each of the three years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Balance, January 1	$(495)	$(597)	$(555)
Provision for bad debts	(324)	(213)	(79)
Allowance added upon purchase of European equity interests	—	—	(220)
Writeoffs, net of recoveries	131	315	257

Balance, December 31	$(688)	$(495)	$(597)

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

The following details the components of property and equipment (and estimated useful lives) at December 31, 2006 and 2005:

	2006	2005
Computers, purchased software, and equipment (3-5 years)	$35,546	$33,055
Internally-developed software costs (3 years)	7,776	6,931
Leasehold improvements (up to 7 years)	5,448	6,292
Furniture and fixtures (7 years)	2,886	4,802

	51,656	51,080
Accumulated depreciation	(35,244)	(33,645)

	$16,412	$17,435

Included in the above table are capital lease assets with costs of $968 and $1,718 at December 31, 2006 and 2005, respectively, and accumulated depreciation of $822 and $1,142, respectively. Depreciation expense was $9,944, $9,779 and $9,786 during fiscal 2006, 2005 and 2004, respectively.

Goodwill—We have one reporting unit as defined by SFAS No. 142, “Goodwill and Other Intangible Assets.” We use September 30 as our annual impairment testing date for goodwill. Based on the results of our annual impairment test, there was no impairment of goodwill at September 30, 2006, 2005 or 2004. Our goodwill was acquired through the 1999 purchase of International Software Products in the United States, the 2004 purchase of the remaining unowned interests in the United Kingdom and Central Europe equity method investments, and the 2006 purchase of Travel Analytics (Note 9).

The following table discloses the changes in the carrying amount of goodwill during the years ended December 31, 2006 and 2005:

	2006	2005
Balance, January 1	$21,512	$21,512
Goodwill acquired (Note 9)	1,592	—
Earnout on Travel Analytics (see Note 9)	18	—

Balance, December 31	$23,122	$21,512

Other Intangible Assets—We recorded $539 to recognize the value of identifiable intangible assets acquired as part of our purchase of certain assets of Travel Analytics (Note 9), and we recorded $615 to recognize the value of certain customer relationships as part of our purchase of our European equity method investments in 2004 (Note 9). These amounts are included in Other Assets, net in the accompanying consolidated balance sheets. We expect to record approximately $145 of amortization expense related to these intangible assets in each of the next four years, and $120 of amortization expense in the fifth year. We recorded related amortization expense of $109, $62 and $90 during fiscal 2006, 2005 and 2004, respectively.

Changes in other intangible assets during fiscal 2006 and 2005 were as follows:

	2006	2005
Balance, January 1	$463	$525
Acquisitions (see Note 9)	539	—
Amortization of intangible assets	(109)	(62)

Balance, December 31	$893	$463

A summary of our intangible assets as of December 31, 2006 and 2005 is as follows:

		December 31, 2006		December 31, 2005
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer contracts	8 years	$615	$(232)	$615	$(152)
Trademarks and patents	10 years	432	(18)	—	—
Non-compete agreement	4 years	107	(11)	—	—

		$1,154	$(261)	$615	(152)

Impairment of Long-Lived Assets—We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. In management’s opinion, the carrying values of long-lived assets, including property and equipment and other intangible assets, are not impaired at December 31, 2006.

Other Assets—At December 31, 2006 and 2005, other assets include $28 and $101, respectively, of deferred costs associated with the issuance of our revolving credit facility, debt and convertible notes (Notes 4 and 5). These costs are being amortized to interest expense using the straight-line method over the life of the related debt.

Accounts Payable and Accrued Liabilities—This balance consists of the following components at December 31, 2006 and 2005:

	2006	2005
Accounts payable and other	$8,694	$8,745
Personnel-related accruals	7,837	7,476
Client-related accruals	3,043	6,610
Restructuring accruals	219	437
Accrued interest	—	572
Facility-related accruals	358	465

	$20,151	$24,305

Customer Deposits and Deferred Revenue—Several customer agreements require prepayments to us for transaction revenue. These deposits are recognized as revenue as the service is provided. In addition, deferred revenue primarily represents implementation fees that are prepaid, and recognized as revenue when earned. Customer deposits and deferred revenue consist of the following at December 31, 2006 and 2005:

	2006	2005
Customer deposits	$9,891	$9,100
Deferred revenue	3,512	2,824

Total customer deposits and deferred revenue	$13,403	$11,924

Revenue Recognition and Cost Deferral—We recognize revenue in accordance with EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” when certain other consulting or other services are combined with our transaction processing revenues and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” when all of the following have occurred: (1) persuasive evidence of an arrangement exists; (2) services have been performed; (3) the fee for services is fixed or determinable; and (4) collectibility is reasonably assured. Generally, these criteria are considered to have been met as follows:

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

Concentration of Credit Risk—A significant portion of our revenues is derived from a limited number of clients. Contracts with the major clients may be terminated by the client if we fail to meet certain performance criteria. Expedia, Inc. and its affiliates accounted for 47% of revenues during fiscal 2006, and Expedia.com accounted for 35% and 36% of revenues during fiscal 2005 and 2004, respectively. Citibank accounted for 14% and 12% of revenues during fiscal 2006 and 2005, respectively, and Expedia.co.uk accounted for 10% and 12% of revenues during fiscal 2005 and 2004, respectively. At December 31, 2006 and 2005, 11% and 28%, respectively, of our accounts receivable related to Citibank.

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

	2006			2005			2004
	Net Income	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic net income (loss) per share	$7,300	17,711	$0.41	$(6,664)	13,817	$(0.48)	$(11,177)	12,248	$(0.91)
Effect of dilutive securities:
Options to acquire common stock	—	34	—	—	—	—	—	—	—

Diluted net income (loss) per share	$7,300	17,745	$0.41	$(6,664)	13,817	$(0.48)	$(11,177)	12,248	$(0.91)

Because of their anti-dilutive effect on the income (loss) per share recorded in each of the periods presented, the diluted share base excludes incremental shares related to convertible debt, warrants to purchase common stock and employee stock options as follows:

	2006	2005	2004
Convertible debt	108	1,391	1,813
Accrued but unpaid interest on convertible debt	42	125	115
Warrants	—	47	63
Employee stock options	1,877	1,262	670

Total	2,027	2,825	2,661

Stock-Based Employee Compensation—In the first quarter of 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) Statement No. 123 (revised 2004) (“SFAS 123(R)”) entitled, “Share-Based Payment” This standard requires the recognition of compensation expense for the grant-date fair value of all share-based awards granted to employees. Prior to 2006, we accounted for stock awards granted to employees using the intrinsic value method under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employee,” which required the recording of compensation expense for some, but not all, stock-based compensation. As a result, no compensation expense was recognized prior to 2006 for stock options granted to employees.

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

As a result of adopting SFAS 123(R) on January 1, 2006, our operating income and net income for fiscal 2006 are $1,057 ($0.06 per basic and diluted share) lower than if we had continued to account for share-based compensation under APB No. 25. The adoption of SFAS 123(R) had no effect on our statement of cash flows for fiscal 2006. Deferred compensation of $43 was transferred to additional paid-in capital upon adoption of SFAS 123(R). If we had accounted for our stock-based awards under SFAS No. 123, pro forma net loss for the years ended December 31, 2005 and 2004 would have been as follows:

	2005	2004
Net loss—as reported	$(6,664)	$(11,177)
Add: Stock-based employee compensation expense included in reported net income	70	374
Deduct: Stock-based compensation expense determined under fair value-based method	(567)	(494)

Pro forma net loss	$(7,161)	$(11,297)

Basic and diluted loss per share—as reported	$(0.48)	$(0.91)
Pro forma basic and diluted loss per share	$(0.52)	$(0.92)

The weighted average grant-date fair value of the options granted during fiscal 2006, calculated using the Black-Scholes model, ranged from $1.00 to $3.59. The weighted average grant-date fair value of the options granted during fiscal 2005, calculated using the Black-Scholes model, ranged from $1.45 to $2.88. The weighted average grant-date fair value of the options granted during fiscal 2004, calculated using the minimum-value method, was $2.79.

We computed the value of all stock-based awards issued prior to our initial public offering in fiscal 2005 using the minimum value method. The following assumptions were used for grants in fiscal 2004: dividend yield and volatility of zero, risk-free interest rate of 3.43%, and expected life of five years. In fiscal 2005, we issued 1.5 million stock options as part of our initial public offering, and have computed the value of these stock-based awards using the fair value method, employing the Black-Scholes model. The following assumptions were used for grants in 2005: dividend yield of zero, volatility of 22.2% to 31.3%, risk-free interest rate of 4.11%, and an expected life of 2.00 to 4.25 years. The following assumptions were used for stock option grants in 2006: dividend yield of zero, volatility of 20.8% to 28.6%, risk-free interest rate of 4.60 to 5.00%, and an expected life of 2.00 to 4.25 years. Expected volatility is based on the volatility of a group of stocks we view as peer companies, due to the limited history of our stock trading on an exchange. We use historical data to estimate the expected life and employee termination assumptions in our accounting under SFAS 123(R). The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected life of the grant.

At December 31, 2006, options to purchase 725,380 shares of common stock were available for future grant under the Plan. The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$5.80 – $9.00	1,451,000	9.0	$8.48	519,000	$9.00
$9.35 – $12.24	363,810	5.9	$10.68	269,810	$10.49

	1,814,810		$8.92	788,810	$9.51

Information regarding activity under the Stock Plan is summarized as follows:

	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1	1,939,810	$9.35	584,810	$10.06	754,620	$10.45
Granted	316,000	6.93	1,507,000	9.00	180,000	11.20
Cancelled	(441,000)	9.35	(47,000)	10.73	(125,000)	9.89
Exercised	—	—	(105,000)	7.69	(224,810)	8.85

Outstanding at December 31	1,814,810	$8.92	1,939,810	$9.35	584,810	$10.06

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At December 31, 2006, the aggregate intrinsic value of options outstanding was $105 with a weighted average exercise price of $8.92 and a weighted average remaining contractual term of 8.3 years; the aggregate intrinsic value of the 788,810 options exercisable was $0 with a weighted average exercise price of $9.51 and a weighted average remaining contractual term of 7.5 years. The intrinsic value for stock options exercised in fiscal 2005 and 2004 was $477 and $761, respectively.

The following table summarizes unvested stock options outstanding as of December 31, 2006 as well as activity during the year then ended:

	Unvested Options
	Options	Weighted Average Grant-Date Fair Value
Outstanding at January 1	1,485,000	$9.25
Granted	316,000	6.93
Cancelled	(294,250)	9.27
Vested	(480,750)	9.20

Outstanding at December 31	1,026,000	$8.56

Compensation cost from nonvested stock granted to employees is recognized as expense using the straight-line method over the vesting period. As of December 31, 2006, total unrecognized compensation cost related to nonvested stock options was approximately $1.2 million. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years.

Income Taxes—We account for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded when appropriate to reduce deferred tax assets to amounts expected to be realized.

Statement of Cash Flows—Cash paid for interest was $995, $1,898 and $2,059 for fiscal 2006, 2005 and 2004, respectively. Cash paid for income taxes was $0 for fiscal 2006 and 2005 and $13 during fiscal 2004. During fiscal 2005, we settled convertible notes of $18,640 and associated interest payable of $1,109 by issuing 1,795,184 shares of common stock. During fiscal 2005, we issued debt of $964 relating to our purchase of stock associated with options exercised. During fiscal 2004, we entered into capital leases for certain equipment purchases totaling $1,853, issued debt relating to the purchase of our European joint ventures (Note 9) denominated in British pounds sterling and Swiss francs of $4,877 and issued debt relating to our repurchase of stock of $752.

Foreign Currency Translation—We have subsidiaries operating in the United Kingdom and Germany at December 31, 2006. The functional currency of our European operations is the local currency. Gains and losses on transactions denominated in currencies other than the functional currency are included in determining net income (loss) for the period in which the exchange rates change. Foreign exchange transaction gains or losses were not significant. Balance sheet accounts of international subsidiaries are translated at the year-end exchange rate, and income statement accounts are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of shareholders’ equity.

Foreign Currency Exchange Risk—Approximately 20% of our consolidated revenues during fiscal 2006 and 23% of our consolidated assets at December 31, 2006 are associated with operations outside of the United States. The U.S. dollar balance sheets and statements of operations for these businesses are subject to currency fluctuations. We are most vulnerable to fluctuations in the British pound and euro against the U.S. dollar. We are also subject to currency fluctuations in the Indian rupee. Historically, we have not entered into derivative financial instruments to mitigate this risk, as it has not been cost-effective to do so. The impact of currency fluctuations on our results of operations has not been significant since both revenues and operating costs of these businesses are denominated in local currency.

Segment Reporting— Operating segments are defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS No. 131”). Our chief operating decision maker currently reviews information and makes operating decisions based on one operating segment and the expense structure of the business is managed functionally. Our measure of segment profit is consolidated operating income.

Our revenue, aggregated by service offering, is as follows for each of the three years in the period ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Transaction processing	$72,627	$72,083	$66,410
Data reporting	17,849	16,300	10,512
Customer care	23,028	27,322	32,476

Transaction and other revenues	113,504	115,705	109,398
Client reimbursements	2,836	2,911	4,061

Total	$116,340	$118,616	$113,459

The following is a geographic breakdown of revenues for the years ended December 31, 2006, 2005 and 2004, and a geographic breakdown of long-lived assets at December 31, 2006 and 2005:

	2006	2005	2004
Revenues:
United States	$93,161	$88,216	$83,149
United Kingdom	13,334	19,201	19,123
Other International	9,845	11,199	11,187

	$116,340	$118,616	$113,459

Long-Lived Assets:
United States	$14,938	$14,755
United Kingdom	902	1,692
Other International	572	988

	$16,412	$17,435

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

Recent Accounting Pronouncements—In December 2004, the FASB issued SFAS 123(R), “Share Based Payment,” which became effective for us on January 1, 2006. This statement eliminated the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and requires instead that compensation expense be recognized based on the fair value on the date of the grant. The recognition of compensation expense for stock options and our employee stock purchase plan reduced net income by approximately $1,057 million during fiscal 2006. We elected the modified prospective method for our adoption of SFAS 123(R). SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under former literature. This requirement had no effect on our net operating cash flows and net financing cash flows in the year ended December 31, 2006 because no stock options were exercised and we do not expect to receive tax deductions in excess of recognized compensation cost.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and as a result, we will adopt FIN 48 in the fiscal quarter beginning January 1, 2007. We are currently assessing the impact of this standard on our consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) regarding the process of quantifying financial statement misstatements. SAB 108 expresses the Staff’s views regarding the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The adoption of SAB 108 had no impact on our consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. This standard is effective on January 1, 2008 and will be applied prospectively. We are currently assessing the impact of this standard on our consolidated financial position and results of operations.

3. COMMITMENTS AND CONTINGENCIES

Lease Obligations—We lease certain facilities and equipment under noncancelable operating lease agreements which expire at various times through fiscal 2011. Future minimum annual lease payments under the related noncancelable operating leases at December 31, 2006 are as follows:

2007	$2,832
2008	1,797
2009	428
2010	438
2011	335

Total	$5,830

Rental expense for fiscal 2006, 2005 and 2004 was $2,753, $3,742 and $3,938, respectively. The decrease in rent expense is due to the closure of our customer care facilities.

Employment Agreements—We have entered into employment agreements with certain key executives. The agreements provide for compensation and benefits through the expiration of the individual agreement upon termination of employment, other than by the employee voluntarily or by us for cause. Minimum commitments under these agreements are $1,217 during fiscal 2007.

Service Agreement—We have a service agreement with an unrelated party that provides certain labor services to us. Related expenses of $4,245, $2,580 and $600 were recognized during fiscal 2006, 2005 and 2004, respectively. The agreement expires August 2007 and we have committed to purchase a minimum of $1,184 of services during the remainder of the agreement.

Litigation—We are involved in various claims and lawsuits incidental to our business. In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on our financial position, liquidity, or results of operations.

Savings Plan—In the U.S., we sponsor a 401(k) profit-sharing plan (the “Plan”) under which substantially all full-time employees are eligible to participate. Participants are also eligible to receive a discretionary match. Total expense recognized under the Plan was $513, $520 and $540 for fiscal 2006, 2005 and 2004, respectively. Prior to January 1, 2006, the Plan was sponsored by BCD Travel, an affiliated entity.

In the United Kingdom and Germany, and in Switzerland prior to 2005, we participate in defined-contribution plans. Total expense recognized under these plans was $130, $114 and $982 in 2006, 2005 and 2004, respectively.

4. DEBT

Debt consists of the following as of December 31, 2006 and 2005:

	2006	2005
Seller notes	$—	$2,553
Other notes	—	987
Capital lease obligations	157	576

	157	4,116
Less current maturities	157	2,207

	$—	$1,909

Seller notes consist of unsecured promissory notes issued to the former owners of companies acquired by us, and were outstanding at December 31, 2005 as follows:

December 31, 2005	Interest Rate	Repayment Terms
$949	Variable, 5.50% at December 31, 2005	Repaid in December 2006; denominated in British Pounds
236	6.50%	Repaid in January and October 2006; denominated in Swiss Francs
1,368	6.50%	Repaid in January and October 2006; denominated in Swiss Francs

$2,553	Total

From time to time, we enter into capital lease agreements with equipment vendors. The agreements are collateralized by the leased assets, bear interest ranging from 6.5% to 7.9%, are payable in monthly installments, and expire on dates ranging from March 2007 to June 2007.

In December 2004, we entered into a $10.0 million revolving line of credit facility expiring August 2006. In November 2005, certain terms of the facility were amended including the expiration date, which is now May 2007. The lender holds a senior security interest in all of our domestic assets, and a 66% interest in the stock of our international subsidiaries. Under the facility, we are subject to certain financial covenants, including maintenance of certain leverage ratios. The facility also requires that we reduce our borrowings to $2.0 million or less for 30 days during each calendar quarter. Further, we are restricted in our ability to, among other things, make advances to our European operations, make acquisitions, make capital expenditures, incur additional indebtedness and pay dividends. We pay a variable rate of interest on draws, at LIBOR plus 0.5%, and an annual fee of 0.5% of the unused portion of the $10.0 million commitment. As of December 31, 2006, we are in compliance with all financial covenants, $10.0 million was available for borrowing, and there were no borrowings against the facility. We also have an outstanding letter of credit in the amount of $45 against the facility as of December 31, 2006.

5. CONVERTIBLE NOTES

In November 2001, we issued 7% convertible notes to shareholders of TRX. In December 2004, the notes were amended to subordinate them to the senior secured revolving credit facility and to increase the interest rate to 11%. The majority of the notes were converted in 2005 in conjunction with our initial public offering, and the remaining $1,360 of outstanding notes were redeemed for cash in 2006.

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

6. INCOME TAXES

Our domestic and foreign income before income taxes for fiscal 2006 is $7,080 and $433, respectively. Our domestic and foreign loss before income taxes for fiscal 2005 is $1,784 and $4,880, respectively, and for fiscal 2004 is $830 and $10,347, respectively.

Deferred taxes are as follows at December 31, 2006 and 2005:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards—U.S.	$10,452	$15,428
Net operating loss carryforwards—foreign	5,171	5,218
Accruals	3,090	1,127
Allowance for doubtful accounts	173	74
Property and equipment	108	—
Alternative minimum tax credit (“AMT”) Carryforward	224	11

Total deferred tax assets	19,218	21,858

Deferred tax liabilities:
Property and equipment	—	368

Total deferred tax liabilities	—	368
Net deferred tax assets	19,218	21,490
Valuation allowance	(19,218)	(21,490)

Net deferred taxes	$—	$—

At December 31, 2006 and 2005, U.S. net operating losses of $26,801 and $39,559, respectively, are available to offset future taxable income, and expire beginning in 2021 through 2025. At December 31, 2006 and 2005, AMT carryforwards of $224 and $11, respectively, are available and can be carried forward indefinitely. Benefits for income taxes are not presented in the accompanying statements of operations, as the net deferred tax assets have been fully reserved. The valuation allowance was recorded because management is unable to conclude that it is more likely than not that our net deferred tax assets will be realized. A reconciliation of income taxes at the federal statutory rate to the tax provision recorded by us for fiscal 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Federal income tax benefit at statutory rate	34.0%	34.0%	34.0%
State income taxes—net of federal benefit	5.0	5.0	5.0
Other	0.6	(1.1)	(0.5)
Change in deferred tax asset valuation allowance	(36.6)	(37.9)	(38.5)

	3.0%	0.0%	0.0%

7. SHAREHOLDERS’ EQUITY

Issuance of Common Stock—In 2006, we issued 85,870 shares of our common stock valued at $600 in connection with our acquisition of Travel Analytics (Note 9). In 2005, we completed our initial public offering of 3.4 million shares at an offering price of $9.00 per share, which resulted in proceeds to us of approximately $26,440, net of offering costs. In addition, we issued 1.8 million shares in connection with the conversion of $18,640 face amount of 11% convertible notes plus accrued and unpaid interest on such notes. In 2004, we issued 408,496 shares of our common stock for proceeds of $4,976. The proceeds of these common stock issuances were used for general corporate purposes.

Stock Options—We have two stock-based employee compensation plans. The TRX, Inc. Omnibus Incentive Plan (the “Stock Plan”) was amended upon our initial public offering in September 2005 to, among other things, increase the number of shares available for issuance to employees from 1.3 million to 3.3 million, and to expand the types of awards permitted to be made. The Stock Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest ratably over four years and have 10-year contractual terms. Certain option awards provide for accelerated vesting if there is a change of control (as defined in the Plan). In addition, in September 2005 we also amended our TRX, Inc. Employee Stock Purchase Plan (“ESPP”) to reflect our public company status, among other things. 500,000 shares are reserved for issuance under our ESPP. As of December 31, 2006, 33,318 shares have been issued under our ESPP. See Note 2 for further information about our stock options.

Stock Warrants—In connection with the issuance of convertible debt in November 2001, we issued warrants to holders of the notes to purchase 640,285 shares of common stock with an exercise price of $11.03 per share. The warrants were valued at $1,782 and were purchased by us in 2005 (Note 5).

Preferred Stock—We authorized the issuance of 10,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 2006 and 2005, no preferred stock was outstanding.

Note Receivable from Shareholder—In connection with a July 2001 sale of common stock, we loaned one of our officers $1,000, all of which was repaid in 2005.

8. RELATED-PARTY TRANSACTIONS

BCD Travel, formerly WorldTravel BTI, is majority-owned by our majority shareholder, BCD. During fiscal 2006, 2005 and 2004, we recognized transaction and other revenues from BCD Travel, totaling $9,830, $8,174 and $7,229, respectively. At December 31, 2006 and 2005, respectively, $1,295 and $406 was receivable from BCD Travel.

Hogg Robinson plc and its affiliates (“Hogg Robinson”) at one point owned a portion of our stock. We have a shared services agreement with Hogg Robinson under which it provides administrative services, office space and technology. During fiscal 2006, 2005 and 2004, we recognized transaction and other revenues of $2,712, $1,585 and $1,424, respectively, and expenses for shared services totaling $1,352, $3,265 and $3,785, respectively. At December 31, 2006, $176 was net receivable from Hogg Robinson, and at December 31, 2005, $323 was payable to Hogg Robinson.

Sabre Investments, Inc. (“Sabre”) at one pointed owned a portion of our stock. During fiscal 2006, 2005 and 2004, we incurred costs for connectivity fees and licensing technology from Sabre of $268, $290 and, $145, respectively. At December 31, 2006 and 2005, respectively, we had no payables to Sabre.

9. ACQUISITIONS

Travel Analytics

In August 2006, we acquired certain assets and assumed certain liabilities of Travel Analytics, Inc., (“Travel Analytics”) which provides procurement and spend management services to corporations, for $2,251. Travel Analytics helps corporations make smart decisions about their travel suppliers and travel policies, with a focus on achieving practical savings. The strategic addition of Travel Analytics expands our growth opportunities in the global corporate travel marketplace and augments the technology and talent in our data reporting offerings for corporate travel clients. The purchase price included cash of $1,651 and the issuance of 85,870 shares of TRX common stock, (valued at $600, or $6.99 per share based on the closing price of our common stock on the two trading days preceding through the two trading days following our announcement of the acquisition on August 2, 2006) in accordance with EITF Issue 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” (“EITF 99-12”). In addition to the consideration paid, we agreed to make payments to the previous owner of Travel Analytics equal to 3% of sales related to Travel Analytics intellectual property through December 31, 2011. Payments are made semi-annually and are recorded as goodwill in our consolidated balance sheet.

We have included the results of operations of Travel Analytics in our consolidated financial statements from the date of acquisition. This acquisition was accounted for using the purchase method of accounting, which included an evaluation of the existence of any identifiable intangibles at the date of acquisition, such as a noncompete agreement, certain trademarks and patents. Due to the strategic nature of the acquisition and low asset base, goodwill of $1,592 was recorded in connection with the acquisition. The goodwill is deductible for tax purposes over a period of 15 years. The following table summarizes the purchase price allocation of the fair values of the assets acquired and liabilities assumed:

Current assets	$578
Intangible assets	539
Goodwill	1,592

Total assets acquired	2,709
Current liabilities assumed	(458)

Total consideration	$2,251

The following is a summary of the intangible assets acquired and the useful lives over which are being amortized:

	Assets Acquired	Useful Lives
Trademarks and patents	$432	10 years
Noncompete agreement	107	4 years

Total intangible assets acquired	$539

The results of Travel Analytics were not material to our results of operations for the December 31, 2006; accordingly, no pro forma disclosure is presented.

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

10. RESTRUCTURING

In fiscal 2004, we consolidated our European operating locations to Germany by closing our operations in France and Switzerland. Severance-related costs of $305 relating to France were accrued in fiscal 2004 in accordance with SFAS No. 146, since the French business had been 100% owned by us since its inception in 2002. Lease termination and operational transition and other costs of $716 were accrued in fiscal 2004. Asset impairment charges of $711 were recorded in fiscal 2004.

In fiscal 2005, we closed our Orangeburg, South Carolina call center, and recorded restructuring charges of $2,327 related to severance, lease abandonment, operational transition costs and accelerated depreciation, net of a $92 expense reduction recorded to reflect lower expected lease termination costs in Switzerland. During fiscal 2005, we paid all of the employee termination benefits and transition costs related to Orangeburg.

In fiscal 2006, we closed our call center operation in the United Kingdom and expensed and paid severance costs of $670, recorded an asset impairment of $193, recorded lease termination obligations of $150 and other directly related costs of $109. We also reduced our remaining estimated lease-termination accrual related to our Orangeburg facility by $431 due to a revision to our estimated sublease assumption. We made related lease termination-related payments of $389 and made payments for human resources and legal consultation services related to closures in Europe of $155. We expect to pay the remaining lease termination costs over the remaining term of the leases, through the third quarter of 2007 in the United Kingdom, and through 2008 in Orangeburg, South Carolina.

A summary of the accruals associated with the above restructuring activities is as follows:

	Liability Balance at December 31, 2005	Costs Charged During 2006	Cash Payments During 2006	Liability Balance at December 31, 2006
One-time employee termination benefits	$—	$670	$(670)	$—
Lease termination costs	998	(281)	(389)	328
Other related costs	68	109	(155)	22

Total accrued	1,066			350
Asset impairment		193
Current portion	(437)			(219)

Long-term portion	$629			$131

Total restructuring charges		$691

	Liability Balance at December 31, 2004	Costs Charged During 2005	Cash Payments During 2005	Liability Balance at December 31, 2005
One-time employee termination benefits	$1,020	$290	$(1,310)	$—
Lease termination costs	667	1,325	(994)	998
Other related costs	213	213	(358)	68

Total accrued	$1,900			$1,066

Current portion				(437)

Long-term portion				$629

Non-cash accelerated depreciation		499

Total restructuring charges		$2,327

11. SUBSEQUENT EVENTS

On January 11, 2007, effective January 1, 2007, we purchased substantially all of the assets and assumed certain liabilities of Hi-Mark, LLC (“Hi-Mark”), a Delaware limited liability company and Atlanta-based provider of data acquisition and business intelligence technologies. The strategic addition of Hi-Mark expands our opportunities in global corporate travel data reporting. We acquired Hi-Mark for total consideration of approximately $20.7 million which consisted of 500,000 shares of our common stock (valued at $3.4 million, or $6.81 per share based on the closing price of our common stock on the two trading days preceding through the two trading days following our announcement of the acquisition on December 7, 2006 in accordance with EITF Issue 99-12), $10.0 million of cash on hand, a promissory note in favor of Hi-Mark in the amount of $7.0 million which amortizes quarterly over three years and bears interest at the Prime rate, and approximately $0.3 million of our transaction costs. In addition, we may make earnout payments to Hi-Mark of up to $12.0 million dependent on the achievement of defined revenue targets.

We will include the results of operations of Hi-Mark in our consolidated financial statements from the date of acquisition. This acquisition will be accounted for using the purchase method of accounting, which includes an evaluation of the existence of any identifiable intangibles at the date of acquisition. Due to the strategic nature of the acquisition and low asset base, goodwill of approximately $17.0 million is expected to be recorded in connection with the acquisition. The goodwill is deductible for tax purposes over a period of 15 years. The following table summarizes the preliminary purchase price allocation of the fair values of the assets acquired and liabilities assumed (in millions). The estimated purchase price allocation is preliminary and is subject to further revision.

Current assets	$1.6
Property and equipment, net	0.2
Intangible assets	3.2
Goodwill	17.0

Total assets acquired	22.0
Current liabilities assumed	(1.3)

Total consideration	$20.7

The intangible assets acquired include customer relationships with an estimated value of $1.4 million and a life of six years, and trademarks with an estimated value of $1.8 million and a life of 10 years.

12. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly results for each of the quarters in the two years ended December 31, 2006 and 2005 are as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
2006
Revenue	$31,757	$30,018	$27,140	$27,425
Operating income	2,774	1,620	1,096	1,348
Net income	2,925	1,807	1,253	1,315
Basic and diluted net income per share	0.17	0.10	0.07	0.07

2005
Revenue	$31,509	$30,453	$29,650	$27,004
Operating (loss) income	(133)	(1,996)	436	173
Net (loss) income	(890)	(2,732)	(3,344)	302
Basic and diluted net (loss) income per share	(0.07)	(0.22)	(0.27)	0.02

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of December 31, 2006, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to our nominees for director and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2007. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006. Information relating to our executive officers, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4A of this report under the caption “Executive Officers of the Registrant.” Such information is incorporated herein by reference.

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

Information relating to existing or proposed relationships or transactions between us and any of our affiliates is set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

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

1. Consolidated Financial Statements

Our consolidated financial statements are set forth in “Item 8—Financial Statements and Supplementary Data” of this report.

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

TRX, Inc.

By:	/s/ NORWOOD H. (“TRIP”) DAVIS, III
Norwood H. (“Trip”) Davis, III
President, Chief Executive Officer and Director

Date:	February 21, 2007

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Norwood H. (“Trip”) Davis, III and David D. Cathcart, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the calendar year ended December 31, 2006, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ NORWOOD H. (“TRIP”) DAVIS, III Norwood H. (“Trip”) Davis, III	President, Chief Executive Officer and Director (principal executive officer)	February 21, 2007

/s/ DAVID D. CATHCART David D. Cathcart	Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 21, 2007

/s/ JOHAN G. (“JOOP”) DRECHSEL Johan G. Drechsel	Chairman of the Board and Director	February 21, 2007

/s/ JOHN F. DAVIS, III John F. Davis, III	Director	February 21, 2007

/s/ JOHN A. FENTENER VAN VLISSINGEN John A. Fentener van Vlissingen	Director	February 21, 2007

/s/ HARRY A. FEUERSTEIN Harry A. Feuerstein	Director	February 21, 2007

/s/ MICHAEL W. GUNN Michael W. Gunn	Director	February 21, 2007

TRX, INC.

FORM 10-K

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of TRX, Inc. (filed as Exhibit 3.3 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of TRX, Inc. (filed as Exhibit 3.4 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference).

4.1	Specimen Common Stock certificate (filed as Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1, filed on July 27, 2005 and incorporated herein by reference).

10.1	Letter Agreement, dated December 31, 2004, by and among BCD Technology, S.A. and Norwood H. Davis, III, Davis Family Holdings, LLC and Davis Family Holdings II, LLC (filed as Exhibit 10.5 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.2	Amended and Restated Credit Agreement, dated November 7, 2005, by and between TRX, Inc. and Bank of America, N.A. †

10.3	Amendment No. 1 to Amended and Restated Credit Agreement among TRX, Inc. and Bank of America, Inc., dated January 11, 2007.†

10.4	Promissory Note made by TRX, Inc. in favor of Hi-Mark, LLC, dated January 11, 2007.†

10.5	Services Agreement, dated December 23, 2002, by and between American Airlines, Inc. and TRX Fulfillment Services, LLC (filed as Exhibit 10.17 to Amendment No.1 to our Registration Statement on Form S-1, filed on June 17, 2005 and incorporated herein by reference).*

10.6	Amended and Restated Agreement for the Provision of Services, dated December 1, 2005, by and between TRX, Inc. and American Express Travel Related Services Company, Inc. (filed as Exhibit 10.7 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference).*

10.7	Master Services Agreement, dated February 1, 2002, as amended January 10, 2003, with Addendums, by and between Citibank, N.A. and TRX Data Services, Inc. (filed as Exhibit 10.47 to Amendment No.6 to our Registration Statement on Form S-1, filed on August 18, 2005 and incorporated herein by reference).*

10.8	Amendment to Exhibit VIII to Master Services Agreement dated December 20, 2005, by and between Citibank, N.A. and TRX Data Services, Inc. (filed as Exhibit 10.25 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference).*

10.9	Amendment Number 2 to the Master Services Agreement between Citibank, N.A. and TRX Data Services Inc., dated December 6, 2005 (filed as Exhibit 10.40 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference).*

10.10	Second Amended and Restated Contract for the Supply of Fulfillment and CallCentre Services, dated November 30, 2004, by and between Opodo Limited and TRX Europe Limited (filed as Exhibit 10.49 to Amendment No. 6 to our Registration Statement on Form S-1, filed on August 18, 2005 and incorporated herein by reference).*

1

Exhibit No.	Description

10.11	Amended and Restated Shared Services Agreement, dated April 1, 2002, by and between WorldTravel Partners I, LLC and TRX, Inc. (filed as Exhibit 10.52 to Amendment No. 1 to our Registration Statement on Form S-1, filed on June 17, 2005 and incorporated herein by reference).*

10.12	Shared Services Agreement, dated August 1, 2004, by and between TRX, Inc. and Siemens Shared Services, LLC (filed as Exhibit 10.54 to Amendment No. 1 to our Registration Statement on Form S-1, filed on June 17, 2005 and incorporated herein by reference).*

10.13	Alliance Agreement dated February 9, 2006 by and between TRX, Inc. and E2E SerWiz Solutions Ltd (filed as Exhibit 10.38 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference)*

10.14	Shared Services Agreement dated February 10, 2006 by and between TRX, Inc., TRX Fulfillment Services, LLC and E2E SerWiz Solutions Ltd (filed as Exhibit 10.39 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference).*

10.15	Master Services Agreement between Expedia, Inc. and TRX, Inc., dated January 1, 2007†*

10.16	Amended and Restated Master Agreement dated January 1, 2006 by and between TRX Technology Services, L.P. and World Travel Partners and LLC (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 4, 2006 and incorporated herein by reference).*

10.17	Employment Contract, dated December 31, 2004, by and between Norwood H. Davis, III and TRX, Inc. (filed as Exhibit 10.24 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.18	First Amendment to Employment Contract dated August 26, 2005, by and between Norwood H. Davis, III and TRX, Inc. (filed as Exhibit 10.65 to Amendment No. 8 to our Registration Statement on Form S-1, filed on September 9, 2005 and incorporated herein by reference).

10.19	Second Amendment to Employment Contract dated June 30, 2006 between Norwood H. Davis, III and TRX, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 30, 2006 and incorporated herein by reference).

10.20	Employment Contract, dated February 1, 2000, as amended July 1, 2001, November 1, 2002, April 26, 2005 between Timothy J. Severt and TRX, Inc. (filed as Exhibit 10.26 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.21	Fourth Amendment to Employment Contract between Timothy J. Severt and TRX, Inc., dated February 1, 2006 (filed as Exhibit 10.11 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference).

10.22	Employment Contract, dated April 5, 2004, as amended April 27, 2005, by and between Victor Pynn and TRX, Inc. (filed as Exhibit 10.27 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.23	Employment contract between H. Shane Hammond and TRX, Inc., dated December 1, 2003.†

10.24	First Amendment to Employment Contract between H. Shane Hammond and TRX, Inc., dated April 28, 2005.†

10.25	Second Amendment to Employment Contract between H. Shane Hammond and TRX, Inc., dated November 29, 2006.†

2

Exhibit No.	Description

10.26	Third Amendment to Employment Contract between H. Shane Hammond and TRX, Inc., dated January 23, 2007.†

10.27	Employment Contract between David Cathcart and TRX, Inc., dated July 1, 2005.†

10.28	First Amendment to Employment Contract between David Cathcart and TRX, Inc., dated November 15, 2006.†

10.29	Separation Agreement and General Release between Timothy J. Severt and TRX, Inc., dated November 15, 2006.†

10.30	Separation Agreement and General Release between Lindsey B. Sykes and TRX, Inc., dated November 21, 2006. †

10.31	Lease Agreement, dated September 26, 1995, as amended August 7, 1996, April 8, 1997, December 3, 1997, October 5, 1998, April 22, 1999, August 17, 1999, March 29, 2000, January 1, 2003 and July 26, 2004, by and between WorldTravel Partners, L.P. and Weeks Realty, L.P. (filed as Exhibit 10.28 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.32	Lease Agreement, dated January 1, 2003, by and between Create-a-Book, Inc. and TRX, Inc. (filed as Exhibit 10.29 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.33	Letter Agreement, dated December 21, 2006, by and between Create-a-Book, Inc. and TRX, Inc. †*

10.34	Lease Agreement, dated September 15, 1997, as amended June 15, 1998, October 1, 1998, June 15, 1999, April 15, 2000, May 31, 2000, July 15, 2000, July 31, 2000, February 15, 2001, August 15, 2001, June 15, 2003 and July 31, 2003 by and between Travel Technologies Group, L.P. and 4849 Greenville Partners (filed as Exhibit 10.30 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.35	Sublease Agreement, with Rider, dated December 20, 2001, by and between Qwest Cyber Solutions LLC and TRX, Inc. (filed as Exhibit 10.31 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.36	Office Building Lease, dated October 1, 2004, by and between TRX, Inc. and Charles E. Smith Real Estate Services L.P. (filed as Exhibit 10.32 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.37	Lease by and between TRX Germany GmbH i.G. and DIFA Deutsche Immobilien Fonds AG (filed as Exhibit 10.33 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.38	Lease Agreement, dated September 28, 2000, by and among Hogg Group plc, e-TRX Limited and Hogg Robinson PLC (filed as Exhibit 10.34 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.39	Sublease Agreement, dated March 1, 2005, by and between Hogg Robinson plc and TRX Europe Limited (filed as Exhibit 10.35 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.40	Lease, dated June 25, 1998, with Addendum dated December 7, 1998, by and between Ft. Motte Partners, LLC and Cendant Operations, Inc., as assigned to and assumed by TRX, Inc., pursuant to an Assignment and Assumption of Lease, dated April 15, 2000, by and between Cendant Operations, Inc., Cendant Financing Holding, Inc., TRX, Inc. and Ft. Motte Partners, LLC (filed as Exhibit 10.37 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference ).

3

Exhibit No.	Description

10.41	TRX, Inc. Omnibus Incentive Plan (filed as Exhibit 10.32 to our Annual Report on Form 10-K, filed February 22, 2006 and incorporated herein by reference).

10.42	TRX, Inc. Employee Stock Purchase Plan. (filed as Exhibit 10.59 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference ).

10.43	TRX, Inc. Executive Annual Incentive Plan (filed as Exhibit 10.37 to our Annual Report on Form 10-K, filed February 22, 2006 and incorporated herein by reference).

10.44	Asset Purchase Agreement by and among TRX, Inc., Hi-Mark, LLC, Hi-Mark Travel Systems, Inc., Integrated Profitmark Corporation, LLC and the Owner Entity Shareholders, dated December 7, 2006.†*

10.45	Asset Purchase Agreement by and among Travel Analytics, Inc., Scott Gillespie, Kristina O. Gillespie and TRX, Inc., dated August 2, 2006.†*

21.1	Subsidiaries of the Registrant. †

23.1	Consent of Deloitte & Touche LLP. †

24.1	Power of Attorney (included with signature page hereto)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

32.1	Section 906 Principal Executive Officer and Principal Financial Officer Certification ‡

†	Filed herewith.
‡	Furnished herewith.
*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

4