Form 10-Q
period 2007-03-31
TRX INC/GA
filed 2007-05-10
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the registrant’s common stock, $0.01 par value outstanding at May 1, 2007 was 18,277,621 shares.

TRX, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,472	$24,444
Settlement assets	19,234	13,944
Trade accounts receivable, net	10,020	8,169
Prepaids and other	2,443	2,547

Total current assets	44,169	49,104

NONCURRENT ASSETS:
Property and equipment, net	20,185	16,412
Goodwill	36,983	23,122
Other assets, net	2,757	1,075

Total noncurrent assets	59,925	40,609

Total assets	$104,094	$89,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$20,669	$20,151
Customer deposits and deferred revenue	9,875	13,403
Settlement obligations	19,234	13,944
Current portion of long-term debt	2,426	157

Total current liabilities	52,204	47,655

NONCURRENT LIABILITIES:
Long-term debt–less current portion	4,667	—
Other long-term liabilities	2,026	926

Total noncurrent liabilities	6,693	926

Total liabilities	58,897	48,581

COMMITMENTS AND CONTINGENCIES (NOTE 1)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 18,465,152 and 17,960,301 shares issued; 18,277,621 and 17,772,771 shares outstanding at March 31, 2007 and December 31, 2006, respectively	184	179
Additional paid-in capital	95,302	91,659
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Cumulative translation adjustment	71	77
Accumulated deficit	(48,066)	(48,489)

Total shareholders’ equity	45,197	41,132

Total liabilities and shareholders’ equity	$104,094	$89,713

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
REVENUES:
Transaction and other revenues	$25,253	$31,238
Client reimbursements	622	519

Total revenues	25,875	31,757

EXPENSES:
Operating, excluding depreciation and amortization	14,772	18,316
Selling, general, and administrative, excluding depreciation and amortization	4,261	5,244
Technology development	3,021	2,362
Client reimbursements	622	519
Restructuring	—	(93)
Depreciation and amortization	2,788	2,635

Total expenses	25,464	28,983

OPERATING INCOME	411	2,774

INTEREST INCOME (EXPENSE):
Interest income	152	248
Interest expense	(140)	(97)

Total interest income, net	12	151

NET INCOME	$423	$2,925

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,214	17,664

Diluted	18,220	17,664

Basic and diluted net income per share	$0.02	$0.17

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$423	$2,925

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,788	2,635
Provision for bad debts	(62)	561
Stock compensation expense	215	358
Changes in assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(302)	(4,680)
Prepaids and other assets	239	(155)
Accounts payable and accrued liabilities	138	(5,528)
Customer deposits and deferred revenue	(3,999)	1,659

Total adjustments	(983)	(5,150)

Net cash used in operating activities	(560)	(2,225)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,368)	(578)
Acquisitions, net of cash acquired	(10,049)	—

Net cash used in investing activities	(11,417)	(578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(64)	(1,212)
Proceeds from stock plans	24	79

Net cash used in financing activities	(40)	(1,133)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	45	115

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,972)	(3,821)
CASH AND CASH EQUIVALENTS—Beginning of period	24,444	28,633

CASH AND CASH EQUIVALENTS—End of period	$12,472	$24,812

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

Basis of Presentation—The accompanying unaudited consolidated financial statements of TRX, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2006. Due to the seasonal fluctuations for the purchase of air travel by leisure and corporate travelers as well as credit card volume related to corporate travel, interim results are not necessarily indicative of results for a full year.

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

Settlement Assets and Settlement Liabilities—We provide back office processing services for a client. We recognize fees associated with such services as revenues when services are rendered. We collect cash relating to the sale of travel on behalf of our client, and remit such cash to the providers of related travel services (such as airline, hotel, etc.). We have a legal obligation to settle these transactions on behalf of our client each month, and therefore classify both the obligation and related asset as current on the accompanying consolidated balance sheet.

Allowance for Doubtful Accounts—We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The balance was $588 and $688 as of March 31, 2007 and December 31, 2006, respectively.

Goodwill—Our goodwill was acquired through the 1999 purchase of International Software Products in the United States, the 2004 purchase of the remaining unowned interests in the United Kingdom and Central Europe equity method investments, the 2006 purchase of Travel Analytics, Inc., (“Travel Analytics”) and our acquisition of certain assets of Hi-Mark, LLC (“Hi-Mark”) in January 2007 (Note 4).

The following table discloses the changes in the carrying amount of goodwill during the three months ended March 31, 2007:

Balance, January 1	$23,122
Hi-Mark acquisition (Note 4)	13,851
Earnout on Travel Analytics (see Note 4)	10

Balance, March 31	$36,983

Other Intangible Assets—We recorded $1,905 in 2007 to recognize the value of identifiable intangible assets acquired as part of our purchase of certain assets of HiMark (Note 4), we recorded $539 in 2006 to recognize the value of identifiable intangible assets acquired as part of our purchase of certain assets of Travel Analytics (Note 4), and we recorded $615 to recognize the value of certain customer relationships as part of our purchase of our European equity method investments in 2004. These amounts are included in Other Assets, net in the accompanying consolidated balance sheets. We expect to record approximately $365 of amortization expense related to these intangible assets in each of the next three years, $347 of amortization expense in the fourth year, $305 of amortization expense in the fifth year and $961 in the years thereafter. We recorded related amortization expense of $88 and $20 during the three months ended March 31, 2007 and 2006, respectively.

Changes in other intangible assets during the three months ended March 31, 2007 were as follows:

Balance, January 1	$893
Hi-Mark acquisition (see Note 4)	1,905
Amortization of intangible assets	(88)

Balance, March 31	$2,710

A summary of our intangible assets as of March 31, 2007 and December 31, 2006 is as follows:

		March 31, 2007		December 31, 2006
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	6 – 8 years	$615	$(247)	$615	$(232)
Trademarks and patents	10 years	2,062	(70)	432	(18)
Non-compete agreements	4 – 5 years	382	(32)	107	(11)

		$3,059	$(349)	$1,154	(261)

Revenue Recognition and Cost Deferral—We recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” when certain other consulting or other services are combined with our transaction processing revenues and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition,” when all of the following have occurred: (1) persuasive evidence of an arrangement exists; (2) services have been performed; (3) the fee for services is fixed or determinable; and (4) collectibility is reasonably assured. Generally, these criteria are considered to have been met as follows:

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

Earnings per Share—Basic earnings per share is computed by dividing reported income available to common shareholders by weighted average shares outstanding during the period. Income available to common shareholders is the same as reported net income for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders, adjusted for the earnings effect of potentially dilutive securities, by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All common stock equivalents with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Net Income	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share
Basic net income per share	$423	18,214	$0.02	$2,925	17,664	$0.17
Effect of dilutive securities:
Options to acquire common stock	—	6		—	—

Diluted net income per share	$423	18,220	$0.02	$2,925	17,664	$0.17

Because of their anti-dilutive effect on the income per share recorded in each of the periods presented, the diluted share base excludes incremental shares related to convertible debt, warrants to purchase common stock and employee stock options as follows:

	Three Months Ended March 31,
	2007	2006
Convertible debt	—	123
Accrued but unpaid interest on convertible debt	—	44
Employee stock options	1,785	1,925

Total	1,785	2,092

Stock-Based Employee Compensation—We account for stock-based employee compensation under Statement of Financial Accounting Standards (“SFAS”) Statement No. 123 (revised 2004) (“SFAS 123(R)”) entitled, “Share-Based Payment.” This standard requires the recognition of compensation expense for the grant-date fair value of all share-based awards granted to employees. SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006, as well as to the unvested portion of awards outstanding as of January 1, 2006. We adopted SFAS 123(R) by using the modified prospective transition method, which requires us to value stock options granted prior to our adoption of SFAS 123(R) under the fair value method and expense the unvested portion over the remaining vesting period, for existing unvested options, as well as shares purchased by employees under our ESPP. SFAS 123(R) also requires us to estimate forfeitures in calculating the expense related to stock-based compensation.

The weighted average grant-date fair value of the options granted during the three months ended March 31, 2007, calculated using the Black-Scholes model, ranged from $0.59 to $1.81. The following assumptions were used for grants in the three months ended March 31, 2007: dividend yield of zero, volatility of 22.1% to 23.3%, risk-free interest rate of 4.48% to 4.86%, and an expected life of 2.00 to 4.25 years. No awards were granted during the three months ended March 31, 2006. Expected volatility is based on the volatility of a group of stocks we view as peer companies, due to the limited history of our stock trading on an exchange. We use historical data to estimate the expected life and employee termination assumptions in our accounting under SFAS 123(R). The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected life of the grant.

The following table summarizes stock options outstanding as of March 31, 2007, as well as activity during the three months then ended:

	Options	Weighted Average Exercise Price
Outstanding at January 1	1,814,810	$8.92
Granted	185,000	6.29
Cancelled	(245,000)	9.36
Exercised	—

Outstanding at March 31	1,754,810	$8.59

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At March 31, 2007, the aggregate intrinsic value of options outstanding was $0 with a weighted average remaining contractual term of 8.4 years; the aggregate intrinsic value of the 700,060 options exercisable was $0 with a weighted average exercise price of $9.55 and a weighted average remaining contractual term of 7.5 years; and the aggregate intrinsic value of the 1,568,800 options vested or expected to vest was $0 with a weighted average exercise price of $8.59 and a weighted average remaining contractual term of 8.4 years.

The following table summarizes unvested stock options outstanding as of March 31, 2007, as well as activity during the three months then ended:

	Options	Weighted Average Exercise Price
Outstanding at January 1	1,026,000	$8.56
Granted	185,000	6.29
Forfeited	(132,500)	9.19
Vested	(23,750)	11.03

Outstanding at March 31	1,054,750	$8.03

Compensation cost from unvested stock options granted to employees is recognized as expense using the straight-line method over the vesting period. As of March 31, 2007, total unrecognized compensation cost related to unvested stock options was approximately $1.2 million. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years.

Comprehensive Income—Our comprehensive income includes net income and cumulative translation adjustments. The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2007	2006
Net income	$423	$2,925
Cumulative translation adjustment	(6)	(81)

Total	$417	$2,844

Statement of Cash Flows—Cash paid for interest was $28 and $128 for the three months ended March 31, 2007 and 2006, respectively. Cash paid for income taxes was $216 and $0 for the three months ended March 31, 2007 and 2006, respectively. We had accrued capital expenditures of $34 and $1,800 at March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, non-cash investing and financing activities related to the acquisition of Hi-Mark in January 2007 include issuance of a $7,000 promissory note and common stock of $3,405 (Note 4).

Segment Reporting—Operating segments are defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS No. 131”). Our chief operating decision maker currently operates one operating segment and the expense structure of the business is managed functionally. Our measure of segment profit is consolidated operating income.

Our revenue, aggregated by service offering, is as follows:

	Three Months Ended March 31,
	2007	2006
Transaction processing	$17,478	$20,081
Data reporting	6,724	3,933
Customer care	1,051	7,224

Transaction and other revenues	25,253	31,238
Client reimbursements	622	519

Total	$25,875	$31,757

The following is a geographic breakdown of revenues for the three months ended March 31, 2007 and 2006, and a geographic breakdown of long-lived assets at March 31, 2007 and December 31, 2006:

	Three Months Ended March 31,
	2007	2006
Revenues:
United States	$21,561	$24,325
United Kingdom	2,578	4,011
Other International	1,736	3,421

	$25,875	$31,757

	At March 31, 2007	At December 31, 2006
Long-Lived Assets:
United States	$18,959	$14,938
United Kingdom	700	902
Other International	526	572

	$20,185	$16,412

Litigation—We are involved in various claims and lawsuits incidental to our business. In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on our financial position, liquidity, or results of operations.

Recent Accounting Pronouncements—In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We are currently assessing the impact of this standard on our consolidated financial position and results of operations.

On January 1, 2007 we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), with no impact on beginning retained earnings. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in financial statements. As of January 1, 2007 and March 31, 2007, we had total unrecognized tax benefits of $815. The unrecognized tax benefits are fully offset by net operating losses.

These unrecognized tax benefits related primarily to the timing for recognition on various deductions or items of income. If recognized, the tax benefits will have no impact on the effective rate in a future period.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within our income tax expense. Due to our net operating loss carryforward position, we recognized no interest and penalties at January 1, 2007 or during the three months ended March 31, 2007 associated with our uncertain tax positions.

Tax years 2003, 2004, 2005 and 2006 remain subject to examination by U.S. Federal and State taxing authorities. We are currently under audit by Federal tax authorities for tax-year 2004. This audit is expected to be completed during tax-year 2007. Our primary state tax jurisdictions are Georgia, Florida, South Carolina, Texas, Virginia, and West Virginia, and our international jurisdictions are the United Kingdom and Germany. The last year examined by the Internal Revenue Service was 2004, and all years up through and including that year are closed by examination. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2003-2006
Georgia	2003-2006
Florida	2003-2006
South Carolina	2003-2006
Texas	2003-2006
Virginia	2003-2006
West Virginia	2003-2006
United Kingdom	2004-2006
Germany	2003-2006

We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the twelve month period ended March 31, 2008.

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

2. DEBT

Debt consists of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Notes payable	7,000	—
Capital lease obligations	93	157

Total	7,093	157
Less current maturities	2,426	157

Long-term debt	$4,667	$—

Notes payable relate to our acquisition of certain assets and assumption of certain liabilities of Hi-Mark (Note 4), with quarterly principal payments (beginning in April 2007 through January 2010) in the amount of $583 together with accrued interest, which accrues at the prime rate (8.25% at March 31, 2007). From time to time, we enter into capital lease agreements with equipment vendors. The agreements are collateralized by the leased assets, bear interest ranging from 6.5% to 7.2%, are payable in monthly installments, and expire in June 2007.

We have a $10.0 million revolving line of credit facility expiring December 2007. The lender holds a senior security interest in all of our domestic assets, and a 66% interest in the stock of our international subsidiaries. Under the facility, we are subject to certain financial covenants, including maintenance of certain leverage ratios. The facility also requires that we reduce our borrowings to $2.0 million or less for 30 days during each calendar quarter. Further, we are restricted in our ability to, among other things, make advances to our European operations, make acquisitions, make capital expenditures, incur additional indebtedness and pay dividends. We pay a variable rate of interest on draws, at LIBOR plus 0.5%, and an annual fee of 0.5% of the unused portion of the $10.0 million commitment. As of March 31, 2007, we are in compliance with all financial covenants, $10.0 million was available for borrowing, and there were no borrowings against the facility.

3. RELATED-PARTY TRANSACTIONS

BCD Travel, formerly WorldTravel BTI, is majority-owned by our majority shareholder, BCD. During the three months ended March 31, 2007 and 2006, we recognized transaction and other revenues from BCD Travel, totaling $1,867 and $2,487, respectively. At March 31, 2007 and December 31, 2006, respectively, $1,087 and $1,295 was receivable from BCD Travel.

4. ACQUISITIONS

Travel Analytics

In August 2006, we acquired certain assets and assumed certain liabilities of Travel Analytics which provides procurement and spend management services to corporations, for $2,251. In addition to the consideration paid, we agreed to make payments to the previous owner of Travel Analytics equal to 3% of sales related to Travel Analytics intellectual property through December 31, 2011. Payments are made semi-annually and are recorded as goodwill in our consolidated balance sheet. During the three months ended March 31, 2007, we recorded $10 as goodwill in our consolidated balance sheet related to the earnout. We have included the results of operations of Travel Analytics in our consolidated financial statements from the date of acquisition.

Hi-Mark

In January 2007, we purchased substantially all of the assets and assumed certain liabilities of Hi-Mark, a Delaware limited liability company and Atlanta-based provider of data acquisition and business intelligence technologies. The strategic addition of Hi-Mark expands our opportunities in global corporate travel data reporting. We acquired Hi-Mark for total consideration of approximately $20.6 million which consisted of 500,000 shares of our common stock (valued at $3.4 million, or $6.81 per share based on the closing price of our common stock on the two trading days preceding through the two trading days following our announcement of the acquisition on December 7, 2006 in accordance with EITF Issue 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”), $10.0 million of cash on hand, a promissory note in favor of Hi-Mark in the amount of $7.0 million which amortizes quarterly over three years and bears interest at the Prime rate (Note 2), and approximately $0.2 million of our transaction costs. In addition, we may make earnout payments to Hi-Mark of up to $12.0 million dependent on the achievement of defined revenue targets. As of March 31, 2007, we have not made or accrued earnout payments to Hi-Mark because such revenue targets have not been met.

We have included the results of operations of Hi-Mark in our consolidated financial statements from the date of acquisition. This acquisition was accounted for using the purchase method of accounting, which includes an evaluation of the existence of any identifiable intangibles at the date of acquisition. Due to the strategic nature of the acquisition and low asset base, goodwill of $13.9 million was recorded in connection with the acquisition. The goodwill is deductible for tax purposes over a period of 15 years. The following table summarizes the preliminary purchase price allocation of the fair values of the assets acquired and liabilities assumed (in millions). The estimated purchase price allocation is preliminary and is subject to further revision.

Current assets	$1.6
Property and equipment, net	5.1
Intangible assets	1.9
Goodwill	13.9

Total assets acquired	22.5
Current liabilities assumed	(1.9)

Total consideration	$20.6

The intangible assets acquired include non-compete agreements with an estimated value of $0.3 million and a life of five years, and trademarks with an estimated value of $1.6 million and a life of 10 years.

The following unaudited pro forma financial information presents TRX’s combined results as if the acquisition of Hi-Mark had occurred at the beginning of the three months ended March 31, 2006:

Revenue	$33,129
Net income	3,104
Earnings per share – basic and diluted	0.17

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition, increased interest expense on acquisition debt and decreased interest income due to the use of cash for a portion of the purchase price. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective period or of future results. The pro forma results of this acquisition for the three months ended March 31, 2007 are not materially different than reported amounts and have therefore not been presented.

5. RESTRUCTURING

We closed our call center operations in the United Kingdom in 2006 and in Orangeburg, South Carolina in 2005. We expect to pay the remaining lease termination in 2007.

A summary of the accruals associated with the above restructuring activities is as follows:

	Liability Balance at December 31, 2006	Costs Charged (Credited)		Cash Payments	Liability Balance at March 31, 2007
Lease termination costs	$328	$		$(73)	$255
Other related costs	22		—	(6)	16

Total accrued	$350				$271
Current portion	(219)				271

Long-term portion	$131				$—

Total restructuring charges			$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three months ended March 31, 2007 and 2006. Also discussed is our financial position as of March 31, 2007. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this report and in our 2006 Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia, accounted for 41% of our global revenues in the three months ended March 31, 2007. Expedia has been a client since its launch in 1996. In December 2006, we replaced our existing contract with Expedia with a Master Services Agreement. This Agreement continues through 2010. Revenues generated in 2007 under the Master Services Agreement are expected to be significantly less than those generated in 2006. Our scale and process-reengineering expertise has allowed us to reduce our costs in several areas when measured on a per transaction basis. We have established pricing models that provide volume-based discounts to share scale efficiencies with our clients to ensure long-term, mutually-beneficial relationships. As a result, our average revenue per transaction has generally declined over the last few years. We expect it to continue to decline in the future because of scale efficiencies, as well as trends in the travel processing supply chain that began to evolve in late 2006 which are putting negative pressure on our revenue per transaction.

Our historical business mix contained significant revenue from call center, or “customer care” operations, which accounted for approximately 20% of our transaction and other revenues in 2006. In late 2004, we made a strategic decision to gradually transition away from this type of lower-margin, labor-intensive business and to close some of our customer care facilities. We closed our customer care operations in Paris, France and in Zurich, Switzerland during 2004; in Orangeburg, South Carolina during 2005; and in the United Kingdom during 2006. In connection with these closures, we recorded charges of $0.7 million, $2.3 million and $1.7 million during 2006, 2005 and 2004, respectively, related to employee severance, lease abandonment and related charges. We sold our remaining U.S. call center operations in 2006. During the three months ended March 31, 2007, our customer care revenues decreased by 85% as compared to 2006 and we expect them to decline further in the future.

In August 2006, we acquired the assets and assumed certain liabilities of Travel Analytics, Inc., (“Travel Analytics”) which provides procurement and spend management services to corporations, for $2.3 million. Travel Analytics helps corporations make smart decisions about their travel suppliers and travel policies, with a focus on achieving practical savings. The strategic addition of Travel Analytics expands our growth opportunities in the global corporate travel marketplace and augments the technology and talent in our data reporting offerings for corporate travel clients. In addition to the consideration paid, we agreed to make payments to the previous owner of Travel Analytics equal to 3% of sales related to Travel Analytics intellectual property through December 31, 2011. Payments are made semi-annually and are recorded as goodwill in our consolidated balance sheet. During the three months ended March 31, 2007, we recorded $10 as goodwill in our consolidated balance sheet related to the earnout.

In January 2007, we purchased substantially all of the assets and assumed certain liabilities of Hi-Mark, LLC (“Hi-Mark”), a Delaware limited liability company and Atlanta-based provider of data acquisition and business intelligence technologies. We acquired Hi-Mark for total consideration of approximately $20.6 million, which consisted of 500,000 shares of our common stock (valued at $3.4 million, or $6.81 per share based on the closing price of our common stock on the two trading days preceding through the two trading days following our announcement of the acquisition on December 7, 2006) in accordance with EITF Issue 99-12), $10.0 million of cash on hand, a promissory note in favor of Hi-Mark in the amount of $7.0 million which amortizes quarterly over three years and bears interest at the Prime rate, and approximately $0.2 million of our transaction costs. In addition, we may make earnout payments to Hi-Mark of up to $12.0 million dependent on the achievement of defined revenue targets. As of March 31, 2007, we have not made earnout payments to Hi-Mark because such revenue targets have not been met.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates. We believe that, of our significant accounting policies described in Note 1 of the notes to our consolidated financial statements included elsewhere in this Form 10-Q and described in our Form 10-K for the year ended December 31, 2006, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to assist investors in fully understanding and evaluating our consolidated financial condition and results of operations.

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

Transaction processing provisions. We have recorded estimates to account for processing errors made in the ticketing or fareloading process that result in tickets being issued at incorrect prices or from agency commissions being miscalculated. Our reserve for processing errors is based on several factors including historical trends, average debit memo lag time and timely identification of errors. Transaction processing provisions were $0.5 million and $0.6 million during the three months ended March 31, 2007 and 2006, respectively, and are included as operating expenses in our consolidated statements of operations.

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

	Three Months Ended March 31,
	2007	2006
Transaction and other revenues	100%	100%
Expenses:
Operating	58	59
Selling, general and administrative	17	17
Technology development	12	8
Restructuring	—	—
Depreciation and amortization	11	8

Total operating expenses before client reimbursements	98	92

Operating income	2%	8%

Comparison of Three Months Ended March 31, 2007 and March 31, 2006

Revenues. The following table sets forth comparative revenues by type, in dollars and as a percentage of transaction and other revenue, for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,
	2007		2006		Change
	(dollars in thousands)
Transaction processing	$17,478	69%	$20,081	64%	$(2,603)	(13)%
Data reporting	6,724	27	3,933	13	2,791	71
Customer care	1,051	4	7,224	23	(6,173)	(85)

Transaction and other revenues	25,253	100	31,238	100	$(5,985)	(19)%
Client reimbursements	622		519

Total	$25,875		$31,757

Transaction processing revenues. Transaction processing revenues were $17.5 million in the three months ended March 31, 2007, a decrease of 13% compared to $20.1 million in the three months ended March 31, 2006. The decrease in transaction processing revenues was primarily due to pricing pressure largely due to GDS deregulation in the U.S. during 2006 and the resulting cost pressure it has placed on our clients and, in turn, on us. We expect this trend to continue in 2007 and will result in materially lower revenue as compared to 2006.

Data reporting revenues. Data reporting revenues were $6.7 million in the three months ended March 31, 2007, compared to $3.9 million in the three months ended March 31, 2006, with approximately 60% of the increase due to acquisitions made in August 2006 and January 2007 and approximately 40% due to additional penetration and organic growth from our existing clients.

Customer care revenues. Customer care revenues were $1.1 million in the three months ended March 31, 2007, a decrease of 85% compared to $7.2 million in the three months ended March 31, 2006, primarily due to the sale of our U.S. call center business effective December 2006, and the closure of our U.K. call center business in May 2006.

Client reimbursement revenues and expenses. Client reimbursement revenues and expenses were $0.6 million in the three months ended March 31, 2007, an increase of 20% compared to $0.5 million in the three months ended March 31, 2006.

Operating expenses. Operating expenses were $14.8 million in the three months ended March 31, 2007, a decrease of 19% compared to $18.3 million in the three months ended March 31, 2006. The decrease was primarily due to the decline in our customer care business and the closure of two call center facilities in 2006. As a percentage of revenue, operating expenses decreased from 59% in the three months ended March 31, 2006 to 58% in the three months ended March 31, 2007. Our margins have improved as a result of the reduction in our less profitable customer care business.

Selling, general and administrative expenses. Selling, general and administrative expenses were $4.3 million in the three months ended March 31, 2007, a decrease of 19% compared to $5.2 million in the three months ended March 31, 2006. The decrease was primarily due to a reduction in our bad debt expense of $0.7 million.

Technology development expenses. Technology development expenses were $3.0 million in the three months ended March 31, 2007, an increase of 28% compared to $2.4 million in the three months ended March 31, 2006. As a percentage of revenue, technology development expense increased from 8% in the three months ended March 31, 2006 to 12% in the three months ended March 31, 2007. The increase was primarily due to our increased investment in new product technology related to our data reporting, reservation processing and online booking product offerings.

Restructuring expense. We recorded an expense credit of $0.1 million in the three months ended March 31, 2006, due to the reduction of our remaining lease-termination accrual estimate due to a revision to our estimated sublease assumption for the Orangeburg, South Carolina facility.

Depreciation and amortization. Depreciation and amortization expenses were $2.8 million in the three months ended March 31, 2007, an increase of 6% compared to $2.6 million in the three months ended March 31, 2006. The increase is primarily due to additional depreciation and amortization related to our acquisition of Hi-Mark in January 2007.

Interest income. We generated $152,000 of interest income in the three months ended March 31, 2007, a decrease of 39% compared to $248,000 in the three months ended March 31, 2006. The decrease is primarily due to reduced cash balances available for investment due to the cash purchase price paid for the Hi-Mark acquisition.

Interest expense. Interest expense was $140,000 in the three months ended March 31, 2007, an increase of 44% compared to $97,000 in the three months ended March 31, 2006. The increase in interest expense is due to the interest expense on a promissory note issued related to the Hi-Mark acquisition in January 2007.

Income tax provision. No income tax provision was recorded for the three months ended March 31, 2007, as such income is expected to be offset by net operating loss carryforwards. No income tax benefit was recorded for the three months ended March 31, 2006, as we recorded a 100% valuation allowance on our net deferred tax assets.

Net income. Due to the factors described above, net income was $0.4 million in the three months ended March 31, 2007 compared to $2.9 million in the three months ended March 31, 2006.

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

At March 31, 2007, our principal sources of liquidity were cash and cash equivalents of $12.5 million and $10.0 million of availability under our revolving credit facility. We had no borrowings outstanding under our credit facility at March 31, 2007. The maximum amount available under our revolving credit facility is $10.0 million, and the monthly availability fluctuates based upon our last twelve months’ consolidated senior leverage ratio (as defined in the facility).

Net cash used in operating activities was $0.6 million in the three months ended March 31, 2007 compared to $2.2 million in the three months ended March 31, 2006. The primary driver of the reduction in operating cash flow was a use of working capital of $3.9 million in 2007. While we expect the negative working capital effect on our operating cash flows to recover somewhat during the second quarter of 2007, we do expect to invest cash in working capital during 2007 as a whole, primarily due to lower customer prepaid revenues as we continue to reduce our customer care business, and restructuring related payments that were charged to expense in prior years.

Net cash used in investing activities was $11.4 million during the three months ended March 31, 2007, compared to $0.6 million during the three months ended March 31, 2006. The primary driver in the three months ended March 31, 2007 related to the $10.0 million of purchase price paid (net of cash acquired) for the acquisition of Hi-Mark. The other significant driver of our investing activities is our capital expenditures, which include costs associated with internally developed software. Capital expenditures in the three months ended March 31, 2007 and 2006 were primarily comprised of ongoing development related to our transaction processing platforms. Drivers of capital expenditures include infrastructure required to support volume expansion, the acquisition of new revenue streams with new and existing clients, technology development costs, investment in business continuity, and opportunities to reduce costs. As of March 31, 2007, we had no material commitments related to capital expenditures. Excluding capital expenditures associated with potential new clients, we currently expect capital expenditures of less than $9.0 million in fiscal 2007.

Net cash used in financing activities was $40,000 during the three months ended March 31, 2007 compared to $1.1 million during the three months ended March 31, 2006. The primary driver in the three months ended March 31, 2006 was debt repayments.

We have a $10.0 million senior secured revolving credit facility that expires in December 2007. The lender holds a senior security interest in all of our domestic assets and a 66% interest in the stock of our international subsidiaries. Under the facility, we are subject to a maximum consolidated senior leverage ratio (as defined in the facility) of 1 to 1. The facility also requires that we reduce our borrowings under the facility to $2.0 million or less for 30 days during each calendar quarter. We are restricted in our ability to, among other things, make advances to our European operations, make acquisitions or sell assets, make capital expenditures, incur additional indebtedness and pay dividends. We are currently in compliance with all covenants. We pay a variable rate of interest on draws, at LIBOR plus 0.5%, and an annual fee of 0.5% of the unused portion of the $10.0 million commitment. At March 31, 2007, we had no borrowings outstanding against the facility. We have an outstanding letter of credit in the amount of $45 against the facility as of March 31, 2007.

Based on our current level of operations, we believe our cash flow from operations and other available sources of liquidity, including borrowings under the revolving credit facility until it expires in December 2007, will provide adequate funds for ongoing operations, planned capital expenditures and debt service for the next twelve months.

Contractual Obligations

The following table summarizes our future minimum non-cancelable contractual obligations (including interest) at March 31, 2007:

	Payments Due by Period
	Total	Less than one year	1-3 years	3-5 years	More than five years
	(in thousands)
Long-term debt, including capital leases	$7,093	$2,426	$4,667	$—	$—
Cash interest costs on long-term debt and capital leases	939	506	433	—	—
Operating leases	4,991	2,537	1,789	665	—
Employment agreements	2,513	1,217	864	432	—
Service agreement	677	677	—	—	—

Total contractual obligations	$16,213	$7,363	$7,753	$1,097	$—

The above contractual obligations table excludes any amounts due under the earnout agreements executed as part of the acquisitions of Travel Analytics and HiMark, because such amounts are based on a percentage of future revenues. All such obligations are payable in cash. The cash interest costs shown above assume that interest rates in effect at March 31, 2007 on variable rate debt remain constant in the future. The long-term commitments under operating leases shown above consist of facility leases in the U.S. and Europe for our operations. The service agreement relates to an agreement with an unrelated party that provides certain labor services to us. The employment agreements with certain key executives provide for compensation and benefits through the expiration of the individual agreements upon termination of employment, other than by the employee voluntarily or by us for cause.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We are currently assessing the impact of this standard on our consolidated financial position and results of operations.

On January 1, 2007 we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), with no impact on beginning retained earnings. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in financial statements. As of January 1, 2007 and March 31, 2007, we had total unrecognized tax benefits of $815. The unrecognized tax benefits are fully offset by net operating losses.

These unrecognized tax benefits related primarily to the timing for recognition on various deductions or items of income. If recognized, the tax benefits will have no impact on the effective rate in a future period.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within our income tax expense. Due to our net operating loss carryforward position, we recognized no interest and penalties at January 1, 2007 or during the three months ended March 31, 2007 associated with our uncertain tax positions.

Tax years 2003, 2004, 2005 and 2006 remain subject to examination by U.S. Federal and State taxing authorities. We are currently under audit by Federal tax authorities for tax-year 2004. This audit is expected to be completed during tax-year 2007. Our primary state tax jurisdictions are Georgia, Florida, South Carolina, Texas, Virginia, and West Virginia, and our international jurisdictions are the United Kingdom and Germany. The last year examined by the Internal Revenue Service was 2004, and all years up through and including that year are closed by examination. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2003-2006
Georgia	2003-2006
Florida	2003-2006
South Carolina	2003-2006
Texas	2003-2006
Virginia	2003-2006
West Virginia	2003-2006
United Kingdom	2004-2006
Germany	2003-2006

We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the twelve month period ended March 31, 2008.

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

Foreign Currency Exchange Risk. Approximately 17% of our consolidated revenues for the three months ended March 31, 2007 and 16% of our consolidated assets at March 31, 2007 are associated with operations outside of the U.S. The U.S. dollar balance sheets and statements of operations for these businesses are subject to currency fluctuations. We are most vulnerable to fluctuations in the British pound sterling and euro against the U.S. dollar. We are also subject to currency fluctuations in the Indian rupee. Historically, we have not entered into derivative financial instruments to mitigate this risk, as it has not been cost-effective for us. The impact of currency fluctuations on profitability has not been significant since both revenues and operating costs of these businesses are denominated in local currency. If the U.S. dollar had a 10 percent greater appreciation against our non-U.S. dollar denominated businesses in the three months ended March 31, 2007, consolidated revenues and operating loss would have been reduced by approximately $5,000 and $1,000, respectively. We may use derivative financial instruments in the future if we deem it useful in mitigating an exposure to foreign currency exchange rates. The cumulative translation adjustment was a $0.1 million increase in shareholders’ equity at March 31, 2007.

Interest Rate Market Risk. Our interest costs are sensitive to changes in the general level of interest rates, because our notes payable and our revolving credit facility are at a variable interest rate. We had no borrowings under our revolving credit facility as of March 31, 2007.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of March 31, 2007, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 21, 2007.

Item 6.	Exhibits

Exhibit No.	Description
10.46	Amendment # 1 to Master Services Agreement between Expedia, Inc. and TRX, Inc., dated March 30, 2007. †*

10.47	Third Amendment to Employment Contract dated April 5, 2007 between Norwood H. Davis, III and TRX, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed April 11, 2007 and incorporated herein by reference).

10.48	Employment Contract dated January 1, 2004 between Peter Grover and TRX Europe, Ltd. †

10.49	Amendment to Employment Contract dated April 28, 2005 between Peter Grover and TRX Europe, Ltd. †

10.50	Second Amendment to Employment Contract dated November 2, 2005 between Peter Grover and TRX Europe, Ltd. †

31.1	Certification of Norwood H. (“Trip”) Davis, III, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of David D. Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.
*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRX, INC.

Dated: May 10, 2007	By:	/s/ David D. Cathcart
David D. Cathcart
Chief Financial Officer (principal financial and accounting officer)