Form 10-Q
period 2007-09-30
TRX INC/GA
filed 2007-11-08
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding at October 31, 2007 was 18,304,801 shares.

TRX, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,052	$24,444
Settlement assets	26	13,944
Trade accounts receivable, net	14,247	8,169
Prepaids and other	2,778	2,547

Total current assets	30,103	49,104

NONCURRENT ASSETS:
Property and equipment, net	19,710	16,412
Goodwill	36,540	23,122
Other assets, net	2,571	1,075

Total noncurrent assets	58,821	40,609

Total assets	$88,924	$89,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$23,241	$20,151
Customer deposits and deferred revenue	17,410	13,403
Settlement obligations	26	13,944
Current portion of long-term debt	2,333	157

Total current liabilities	43,010	47,655

NONCURRENT LIABILITIES:
Long-term debt–less current portion	3,500	—
Other long-term liabilities	1,007	926

Total noncurrent liabilities	4,507	926

Total liabilities	47,517	48,581

COMMITMENTS AND CONTINGENCIES (NOTE 1)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 18,492,332 and 17,960,301 shares issued; 18,304,801 and 17,772,771 shares outstanding at September 30, 2007 and December 31, 2006, respectively	184	179
Additional paid-in capital	95,837	91,659
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Cumulative translation adjustment	48	77
Accumulated deficit	(52,368)	(48,489)

Total shareholders’ equity	41,407	41,132

Total liabilities and shareholders’ equity	$88,924	$89,713

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES:
Transaction and other revenues	$21,204	$26,774	$70,944	$87,393
Client reimbursements	1,327	366	2,062	1,522

Total revenues	22,531	27,140	73,006	88,915

EXPENSES:
Operating, excluding depreciation and amortization	14,270	15,913	42,827	51,162
Selling, general, and administrative, excluding depreciation and amortization	4,517	4,701	13,376	14,315
Technology development	3,453	2,759	10,076	8,037
Client reimbursements	1,327	366	2,062	1,522
Restructuring	—	(148)	—	691
Depreciation and amortization	2,862	2,453	8,482	7,698

Total expenses	26,429	26,044	76,823	83,425

OPERATING (LOSS) INCOME	(3,898)	1,096	(3,817)	5,490
INTEREST INCOME (EXPENSE):
Interest income	74	256	310	779
Interest expense	(124)	(99)	(423)	(284)

Total interest (expense) income, net	(50)	157	(113)	495

(LOSS) INCOME BEFORE INCOME TAXES	(3,948)	1,253	(3,930)	5,985
BENEFIT FROM INCOME TAXES	(51)	—	(51)	—

NET (LOSS) INCOME	$(3,897)	$1,253	$(3,879)	$5,985

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,293	17,735	18,262	17,692

Diluted	18,293	17,736	18,262	17,693

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE	$(0.21)	$0.07	$(0.21)	$0.34

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,879)	$5,985
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,482	7,698
Non-cash restructuring charges	—	193
Provision for bad debts	249	125
Stock compensation expense	668	1,012
Changes in assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(4,227)	(3,554)
Prepaids and other assets	(75)	56
Accounts payable and accrued liabilities	1,050	(4,534)
Customer deposits and deferred revenue	3,399	196

Total adjustments	9,546	1,192

Net cash provided by operating activities	5,667	7,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,354)	(6,514)
Acquisitions, net of cash acquired	(10,049)	(1,475)
Sale of assets	—	250

Net cash used in investing activities	(16,403)	(7,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,324)	(2,074)
Proceeds from stock plans	94	128

Net cash used in financing activities	(1,230)	(1,946)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	574	511

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,392)	(1,997)
CASH AND CASH EQUIVALENTS—Beginning of period	24,444	28,633

CASH AND CASH EQUIVALENTS—End of period	$13,052	$26,636

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

On July 13, 2007, TRX Data Services, Inc. (“TRX Data Services”), a wholly-owned subsidiary of TRX, Inc., and Citibank, N.A. (“Citibank”) executed an amendment to the Master Services Agreement dated February 1, 2002, as amended (the “Amendment”). The Amendment extends the scheduled expiration date of the Master Services Agreement from January 13, 2009 to December 31, 2010. The primary purpose of the Amendment is for TRX Data Services to sell a limited perpetual license of certain source code to Citibank in order for Citibank to perform certain services in-house that have previously been hosted by TRX Data Services. TRX Data Services will continue to perform maintenance and project services for Citibank.

The Amendment also provides that we will continue to provide the hosting services historically provided to Citibank until such time as the sale of the perpetual license occurs. The sale price for the perpetual license is $4.5 million and the sale will occur once the requisite activities to assist Citibank in readying its information technology environment to support the technology have been performed by us and accepted by Citibank. We expect the license sale to occur in 2008, although it could occur in 2007. In addition, Citibank will compensate us for certain assets that we have purchased in the past for Citibank’s benefit, which are essential to the functionality of the technology. The amount of compensation for such assets will ultimately be determined on the date on which the perpetual license is sold.

The sale of the license, the compensation for the assets referred to above, and the hosting services are all elements of the Amendment. Revenue recognition for these elements is governed by American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”). In accordance with SOP 97-2, as there is no vendor specific objective evidence of the fair value of the perpetual license, revenue associated with the hosting services is being deferred until the sale of the perpetual license occurs. The amount of revenue deferred for the hosting services is $3.0 million as of September 30, 2007. All costs associated with the hosting services are being expensed as incurred.

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

Settlement Assets and Settlement Liabilities—We provide back office processing services for a client. We recognize fees associated with such services as revenues when services are rendered. We collect cash relating to the sale of travel on behalf of our client, and remit such cash to the providers of related travel services (such as airline, hotel, etc.). We have a legal obligation to settle these transactions on behalf of our client each month, and therefore classify both the obligation and related asset as current on the accompanying consolidated balance sheet. During the second quarter of 2007, our client transitioned the majority of back office processing in-house, which has significantly reduced the recorded amounts of settlement assets and settlement liabilities at September 30, 2007.

Allowance for Doubtful Accounts—We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The balance was $783 and $688 as of September 30, 2007 and December 31, 2006, respectively.

Goodwill—Our goodwill was acquired through the 1999 purchase of International Software Products in the United States, the 2004 purchase of the remaining unowned interests in the United Kingdom and Central Europe equity method investments, the 2006 purchase of Travel Analytics, Inc. (“Travel Analytics”), and our acquisition of certain assets and assumption of certain liabilities of Hi-Mark, LLC (“Hi-Mark”) in January 2007 (Note 4).

The following table discloses the changes in the carrying amount of goodwill during the nine months ended September 30, 2007:

Balance, January 1	$23,122
Hi-Mark acquisition (Note 4)	13,387
Earnout on Travel Analytics (Note 4)	31

Balance, September 30	$36,540

Other Intangible Assets—We recorded $1,905 in 2007 to recognize the value of identifiable intangible assets acquired as part of our purchase of certain assets of Hi-Mark (Note 4), we recorded $539 in 2006 to recognize the value of identifiable intangible assets acquired as part of our purchase of certain assets of Travel Analytics (Note 4), and we recorded $615 to recognize the value of certain customer relationships as part of our purchase of our European equity method investments in 2004. These amounts are included in other assets, net in the accompanying consolidated balance sheets. We expect to record approximately $365 of amortization expense related to these intangible assets in each of the next three years, $340 of amortization expense in the fourth year, $239 of amortization expense in the fifth year and $880 in the years thereafter. During the three and nine months ended September 30, 2007, we recorded related amortization expense of $88 and $263, respectively, and during the three and nine months ended September 30, 2006, we recorded related amortization expense of $45 and $120, respectively.

Changes in other intangible assets during the nine months ended September 30, 2007 were as follows:

Balance, January 1	$893
Hi-Mark acquisition (Note 4)	1,905
Amortization of intangible assets	(263)

Balance, September 30	$2,535

A summary of our intangible assets as of September 30, 2007 and December 31, 2006 is as follows:

	Useful Lives	September 30, 2007		December 31, 2006
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	6 – 8 years	$615	$(279)	$615	$(232)
Trademarks and patents	10 years	2,062	(172)	432	(18)
Non-compete agreements	4 – 5 years	382	(73)	107	(11)

		$3,059	$(524)	$1,154	(261)

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

With respect to the Citibank amendment discussed above, the sale of the license, the compensation for the assets referred to above, and the hosting services are all elements of the Amendment. Revenue recognition for these elements is governed by SOP 97-2. In accordance with SOP 97-2, as there is no vendor specific objective evidence of the fair value of the perpetual license, revenue associated with the hosting services is being deferred until the sale of the perpetual license occurs. The amount of revenue deferred for the hosting services is $3.0 million as of September 30, 2007. All costs associated with the hosting services are being expensed as incurred.

We apply EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” which requires that client reimbursements received for direct costs paid to third parties and related expenses be characterized as revenue. Client reimbursements represent direct costs paid to third parties primarily for voice and data and items such as paper tickets.

Concentration of Credit Risk—A significant portion of our revenues is derived from a limited number of clients. Contracts with the major clients may be terminated by the client if we fail to meet certain performance criteria. Expedia, Inc. and its affiliates accounted for 40% and 47% of revenues during the three months ended September 30, 2007 and 2006, respectively, and 40% and 47% of revenues during the nine months ended September 30, 2007 and 2006, respectively. Citibank accounted for 8% and 15% of revenues during the three months ended September 30, 2007 and 2006, respectively, and 15% and 13% of revenues during the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007 and December 31, 2006, 3% and 11%, respectively, of our accounts receivable related to Citibank. We expect a further decline in the concentration of Citibank revenue as a result of our Citibank amendment discussed above.

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

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Net Loss	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share
Basic net (loss) income per share	$(3,897)	18,293	$(0.21)	$1,253	17,735	$0.07
Effect of dilutive securities:
Options to acquire common stock	—	—	—	—	1	—

Diluted net (loss) income per share	$(3,897)	18,293	$(0.21)	$1,253	17,736	$0.07

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Net Loss	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share
Basic net (loss) income per share	$(3,879)	18,262	$(0.21)	$5,985	17,692	$0.34
Effect of dilutive securities:
Options to acquire common stock	—	—	—	—	1	—

Diluted net (loss) income per share	$(3,879)	18,262	$(0.21)	$5,985	17,693	$0.34

Because of their anti-dilutive effect on the income per share recorded in each of the periods presented, the diluted share base excludes incremental shares related to convertible debt and employee stock options as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Convertible debt	—	123	—	123
Accrued but unpaid interest on convertible debt	—	51	—	47
Stock options	1,530	1,923	1,530	1,931

Total	1,530	2,097	1,530	2,101

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

The weighted average grant-date fair value of the options granted during the three and nine months ended September 30, 2007, calculated using the Black-Scholes model, ranged from $0.47 to $1.81. The following assumptions were used for grants in the three and nine months ended September 30, 2007: dividend yield of zero, volatility of 22.1% to 27.9%, risk-free interest rate of 4.46% to 4.86%, and an expected life of 2.00 to 4.25 years. The following assumptions were used for stock option grants in 2006: dividend yield of zero, volatility of 22.8% to 28.6%, risk-free interest rate of 4.9% to 5.0%, and an expected life of 2.00 to 4.25 years. Expected volatility is based on the volatility of a group of stocks we view as peer companies, due to the limited history of our stock trading on an exchange. We use historical data to estimate the expected life and employee termination assumptions in our accounting under SFAS 123(R). The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected life of the grant.

The following table summarizes stock options outstanding as of September 30, 2007, as well as activity during the nine months then ended:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,814,810	$8.92
Granted	199,000	6.05
Cancelled	(484,000)	9.13
Exercised	—

Outstanding at September 30, 2007	1,529,810	$8.48

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At September 30, 2007, the aggregate intrinsic value of options outstanding was $0 with a weighted average remaining contractual term of 7.9 years; the aggregate intrinsic value of the 789,810 options exercisable was $0 with a weighted average exercise price of $9.46 and a weighted average remaining contractual term of 7.1 years; and the aggregate intrinsic value of the 1,367,650 options vested or expected to vest was $0 with a weighted average exercise price of $8.48 and a weighted average remaining contractual term of 7.9 years.

The following table summarizes unvested stock options outstanding as of September 30, 2007, as well as activity during the nine months then ended:

	Options	Weighted Average Exercise Price
Outstanding at January 1	1,026,000	$8.56
Granted	199,000	6.05
Forfeited	(306,750)	8.85
Vested	(178,250)	9.42

Outstanding at September 30	740,000	$7.56

Compensation cost from unvested stock options granted to employees is recognized as expense using the straight-line method over the vesting period. As of September 30, 2007, total unrecognized compensation cost related to unvested stock options was approximately $0.7 million. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years. For the three months and nine months ended September 30, 2007, our total stock-based compensation expense was approximately $231 and $684, respectively. For the three months and nine months ended September 30, 2006, our total stock-based compensation expense was approximately $339 and $1,036, respectively.

Comprehensive (Loss) Income—Our comprehensive (loss) income includes net (loss) income and cumulative translation adjustments. The components of comprehensive (loss) income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net (loss) income	$(3,897)	$1,253	$(3,879)	$5,985
Cumulative translation adjustment	24	(83)	(29)	(329)

Total comprehensive (loss) income	$(3,873)	$1,170	$(3,908)	$5,656

Statement of Cash Flows—Cash paid for interest was $293 and $211 for the nine months ended September 30, 2007 and 2006, respectively. Cash paid for income taxes was $221 and $0 for the nine months ended September 30, 2007 and 2006, respectively. We had accrued capital expenditures of $33 and $13 at September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, non-cash investing and financing activities related to the acquisition of Hi-Mark in January 2007 include the issuance of a $7,000 promissory note and common stock of $3,405 (Note 4).

Segment Reporting—Operating segments are defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS No. 131”). Our chief operating decision maker currently operates one operating segment and the expense structure of the business is managed functionally. Our measure of segment profit is consolidated operating income.

Our revenue, aggregated by service offering, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Transaction processing	$15,772	$17,580	$49,875	$56,991
Data reporting	4,103	4,520	17,585	12,700
Customer care	1,329	4,674	3,484	17,702

Transaction and other revenues	21,204	26,774	70,944	87,393
Client reimbursements	1,327	366	2,062	1,522

Total	$22,531	$27,140	$73,006	$88,915

The following is a geographic breakdown of revenues for the three and nine months ended September 30, 2007 and 2006, and a geographic breakdown of long-lived assets at September 30, 2007 and December 31, 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
United States	$18,277	$22,315	$60,510	$70,222
United Kingdom	2,141	2,544	6,866	10,003
Other International	2,113	2,281	5,630	8,690

Total	$22,531	$27,140	$73,006	$88,915

	At September 30, 2007	At December 31, 2006
Long-Lived Assets:
United States	$18,845	$14,938
United Kingdom	397	902
Other International	468	572

	$19,710	$16,412

Litigation—We are involved in various claims and lawsuits incidental to our business. In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on our financial position, liquidity, or results of operations.

Recent Accounting Pronouncements—In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We do not expect that the adoption of this standard will have a material effect on our consolidated financial position and results of operations.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), with no impact on beginning retained earnings. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in financial statements. As of January 1, 2007 and September 30, 2007, we had total unrecognized tax benefits of $815 and $393, respectively. The unrecognized tax benefits are fully offset by net operating losses.

These unrecognized tax benefits related primarily to the timing for recognition on various deductions or items of income. If recognized, the tax benefits will have no impact on the effective rate in a future period.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within our income tax expense. Due to our net operating loss carryforward position, we recognized no interest and penalties at January 1, 2007 or during the three and nine months ended September 30, 2007, associated with our uncertain tax positions.

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

We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the twelve month period ended September 30, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. This standard is effective on January 1, 2008 and will be applied prospectively. We do not expect that the adoption of this standard will have a material effect on our consolidated financial position and results of operations.

2. DEBT

Debt consists of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Note payable	$5,833	$—
Capital lease obligations	—	157

Total	5,833	157
Less current maturities	2,333	157

Long-term debt	$3,500	$—

Note payable relates to our acquisition of certain assets and assumption of certain liabilities of Hi-Mark (Note 4), with quarterly principal payments (beginning in April 2007 through January 2010) in the amount of $583 together with accrued interest, which accrues at the Prime rate (7.75% at September 30, 2007).

We have a $10.0 million revolving line of credit facility expiring April 2009. The lender holds a senior security interest in all of our domestic assets, and a 66% interest in the stock of our international subsidiaries. Under the facility, we are subject to certain financial covenants, including maintenance of certain leverage ratios. The facility also requires that we reduce our borrowings to $2.0 million or less for 30 days during each calendar quarter. Further, we are restricted in our ability to, among other things, make advances to our European operations, make acquisitions, make capital expenditures, incur additional indebtedness and pay dividends. We pay a variable rate of interest on draws, at LIBOR plus 0.5%, and an annual fee of 0.5% of the unused portion of the $10.0 million commitment. As of September 30, 2007, we are in compliance with all financial covenants, $10.0 million was available for borrowing, and there were no borrowings against the facility. We have an outstanding letter of credit in the amount of $45 against the facility as of September 30, 2007.

3. RELATED-PARTY TRANSACTIONS

BCD Travel, formerly WorldTravel BTI, is majority-owned by our majority shareholder, BCD. During the three and nine months ended September 30, 2007, we recognized transaction and other revenues from BCD Travel totaling $1,784 and $5,555, respectively. During the three and nine months ended September 30, 2006, we recognized transaction and other revenues from BCD Travel totaling $2,350 and $7,539, respectively. At September 30, 2007 and December 31, 2006, respectively, $671 and $1,295 was receivable from BCD Travel.

4. ACQUISITIONS

Travel Analytics

In August 2006, we acquired certain assets and assumed certain liabilities of Travel Analytics, which provides procurement and spend management services to corporations, for $2,251. In addition to the consideration paid, we agreed to make payments to the previous owner of Travel Analytics equal to 3% of sales related to Travel Analytics’ intellectual property through December 31, 2011. Payments are made semi-annually and are recorded as goodwill in our consolidated balance sheet. During the three months and nine months ended September 30, 2007, we recorded $12 and $31, respectively, as goodwill in our consolidated balance sheet related to the earnout. We have included the results of operations of Travel Analytics in our consolidated financial statements from the date of acquisition.

Hi-Mark

In January 2007, we purchased substantially all of the assets and assumed certain liabilities of Hi-Mark, a Delaware limited liability company and Atlanta-based provider of data acquisition and business intelligence technologies. The strategic addition of Hi-Mark expands our opportunities in global corporate travel data reporting. We acquired Hi-Mark for total consideration of approximately $20.6 million, which consisted of 500,000 shares of our common stock (valued at $3.4 million, or $6.81 per share based on the closing price of our common stock on the two trading days preceding through the two trading days following our announcement of the acquisition on December 7, 2006 in accordance with EITF Issue 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”), $10.0 million of cash on hand, a promissory note in favor of Hi-Mark in the amount of $7.0 million which amortizes quarterly over three years and bears interest at the Prime rate (Note 2), and approximately $0.2 million of our transaction costs. In addition, we may make earnout payments to Hi-Mark of up to $12.0 million dependent on the achievement of defined revenue targets. As of September 30, 2007, we have not made or accrued earnout payments to Hi-Mark because such revenue targets have not been met.

We have included the results of operations of Hi-Mark in our consolidated financial statements from the date of acquisition. This acquisition was accounted for using the purchase method of accounting, which includes an evaluation of the existence of any identifiable intangibles at the date of acquisition. Due to the strategic nature of the acquisition and low asset base, goodwill of $13.4 million was recorded in connection with the acquisition. The goodwill is deductible for tax purposes over a period of 15 years. The following table summarizes the preliminary purchase price allocation of the fair values of the assets acquired and liabilities assumed (in millions). The estimated purchase price allocation is preliminary and is subject to further revision.

Current assets	$2.1
Property and equipment, net	5.1
Intangible assets	1.9
Goodwill	13.4

Total assets acquired	22.5
Current liabilities assumed	(1.9)

Total consideration	$20.6

The intangible assets acquired include non-compete agreements with an estimated value of $0.3 million and a life of five years, and trademarks with an estimated value of $1.6 million and a life of 10 years.

The following unaudited pro forma financial information presents TRX’s combined results as if the acquisition of Hi-Mark had occurred at the beginning of the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Revenue	$28,512	$93,032
Net income	1,432	6,521
Earnings per share – basic and diluted	0.08	0.36

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition, increased interest expense on acquisition debt and decreased interest income due to the use of cash for a portion of the purchase price. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective period or of future results. The pro forma results of this acquisition for the three and nine months ended September 30, 2007 are not materially different than reported amounts and have therefore not been presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three and nine months ended September 30, 2007 and 2006. Also discussed is our financial position as of September 30, 2007. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this report and in our 2006 Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia, accounted for 40% of our global revenues in both the three and nine months ended September 30, 2007, respectively. Expedia has been a client since its launch in 1996. In December 2006, we replaced our existing contract with Expedia with a Master Services Agreement (the “Agreement”). The Agreement continues through 2010. Revenues generated in 2007 under the Agreement are expected to be significantly less than those generated in 2006. Our scale and process-reengineering expertise has allowed us to reduce our costs in several areas when measured on a per transaction basis. We have established pricing models that provide volume-based discounts to share scale efficiencies with our clients to ensure long-term, mutually-beneficial relationships. As a result, our average revenue per transaction has generally declined over the last few years. We expect it to continue to decline in the future because of scale efficiencies, as well as trends in the travel processing supply chain that began to evolve in late 2006 which are putting negative pressure on our revenue per transaction.

Our historical business mix contained significant revenue from call center, or “customer care” operations, which accounted for approximately 20% of our transaction and other revenues in 2006. In late 2004, we made a strategic decision to gradually transition away from this type of lower-margin, labor-intensive business and to close some of our customer care facilities. We closed our customer care operations in Paris, France and in Zurich, Switzerland during 2004; in Orangeburg, South Carolina during 2005; and in the United Kingdom during 2006. In connection with these closures, we recorded charges of $0.7 million, $2.3 million and $1.7 million during 2006, 2005 and 2004, respectively, related to employee severance, lease abandonment and related charges. We sold our remaining U.S. call center operations in 2006. During the three and nine months ended September 30, 2007, our customer care revenues decreased by 72% and 80%, respectively, as compared to 2006 and we expect them to decline similarly through December 31, 2007.

In August 2006, we acquired the assets and assumed certain liabilities of Travel Analytics, Inc. (“Travel Analytics”), which provides procurement and spend management services to corporations, for $2.3 million. Travel Analytics helps corporations make smart decisions about their travel suppliers and travel policies, with a focus on achieving practical savings. The strategic addition of Travel Analytics expands our growth opportunities in the global corporate travel marketplace and augments the technology and talent in our data reporting offerings for corporate travel clients. In addition to the consideration paid, we agreed to make payments to the previous owner of Travel Analytics equal to 3% of sales related to Travel Analytics’ intellectual property through December 31, 2011. Payments are made semi-annually and are recorded as goodwill in our consolidated balance sheet. During the three and nine months ended September 30, 2007, we recorded $12 and $31, respectively, as goodwill in our consolidated balance sheet related to the earnout.

In January 2007, we purchased substantially all of the assets and assumed certain liabilities of Hi-Mark, LLC (“Hi-Mark”), a Delaware limited liability company and Atlanta-based provider of data acquisition and business intelligence technologies. We acquired Hi-Mark for total consideration of approximately $20.6 million, which consisted of 500,000 shares of our common stock (valued at $3.4 million, or $6.81 per share based on the closing price of our common stock on the two trading days preceding through the two trading days following our announcement of the acquisition on December 7, 2006 in accordance with EITF Issue 99-12), $10.0 million of cash on hand, a promissory note in favor of Hi-Mark in the amount of $7.0 million which amortizes quarterly over three years and bears interest at the Prime rate, and approximately $0.2 million of our transaction costs. In addition, we may make earnout payments to Hi-Mark of up to $12.0 million dependent on the achievement of defined revenue targets. As of September 30, 2007, we have not made earnout payments to Hi-Mark because such revenue targets have not yet been met.

On July 13, 2007, TRX Data Services, Inc. (“TRX Data Services”), a wholly-owned subsidiary of TRX, Inc., and Citibank, N.A. (“Citibank”) executed an amendment to the Master Services Agreement dated February 1, 2002, as amended (the “Amendment”). The Amendment extends the scheduled expiration date of the Master Services Agreement from January 13, 2009 to December 31, 2010. The primary purpose of the Amendment is for TRX Data Services to sell a limited perpetual license of certain source code to Citibank in order for Citibank to perform certain services in-house that have previously been hosted by TRX Data Services. TRX Data Services will continue to perform maintenance and project services for Citibank.

The Amendment also provides that we will continue to provide the hosting services historically provided to Citibank until such time as the sale of the perpetual license occurs. The sale price for the perpetual license is $4.5 million and the sale will occur once the requisite activities to assist Citibank in readying its information technology environment to support the technology have been performed by us and accepted by Citibank. We expect the license sale to occur in 2008, although it could occur in 2007. In addition, Citibank will compensate us for certain assets that we have purchased in the past for Citibank’s benefit, which are essential to the functionality of the technology. The amount of compensation for such assets will ultimately be determined on the date on which the perpetual license is sold.

The sale of the license, the compensation for the assets referred to above, and the hosting services are all elements of the Amendment. Revenue recognition for these elements is governed by American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”). In accordance with SOP 97-2, as there is no vendor specific objective evidence of the fair value of the perpetual license, revenue associated with the hosting services is being deferred until the sale of the perpetual license occurs. The amount of revenue deferred for the hosting services is $3.0 million as of September 30, 2007. All costs associated with the hosting services are being expensed as incurred.

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

We recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” when certain other consulting or other services are combined with our transaction processing revenues and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) services have been performed, (3) the fee for services is fixed or determinable, and (4) collectibility is reasonably assured. Generally, these criteria are considered to have been met as follows:

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

With respect to the Citibank amendment discussed above in the “Overview” section, the sale of the license, the compensation for the assets referred to above, and the hosting services are all elements of the Amendment. Revenue recognition for these elements is governed by SOP 97-2. In accordance with SOP 97-2, as there is no vendor specific objective evidence of the fair value of the perpetual license, revenue associated with the hosting services is being deferred until the sale of the perpetual license occurs. The amount of revenue deferred for the hosting services is $3.0 million as of September 30, 2007. All costs associated with the hosting services are being expensed as incurred.

Internal-use software development costs. We account for internal-use software development costs in accordance with AICPA SOP 98-1, “Accounting for the Cost of Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 specifies that software costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use is charged to technology development expense as incurred until the project enters the application development phase. Costs incurred in the application development phase are capitalized and depreciated over an estimated useful life of three years, beginning when the software is ready for use.

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

Goodwill. We assess the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we test our goodwill for impairment annually on September 30, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. Based on the results of our annual impairment test, there was no impairment of goodwill at September 30, 2007. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and result in an impairment charge.

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

Transaction processing provisions. We have recorded estimates to account for processing errors made in the ticketing or fareloading process that result in tickets being issued at incorrect prices or from agency commissions being miscalculated. Our reserve for processing errors is based on several factors including historical trends, average debit memo lag time and timely identification of errors. Transaction processing provisions during the three and nine months ended September 30, 2007 were $0.6 million and $2.4 million, respectively, and during the three and nine months ended September 30, 2006 were $1.3 million and $2.0 million, respectively, and are included as operating expenses in our consolidated statements of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Transaction and other revenues	100%	100%	100%	100%
Expenses:
Operating	67	59	60	59
Selling, general and administrative	21	18	19	16
Technology development	16	10	14	9
Restructuring	—	(1)	—	1
Depreciation and amortization	13	9	12	9

Total operating expenses before client reimbursements	117	95	105	94

Operating income (loss)	(17)%	5%	(5)%	6%

Comparison of Three Months Ended September 30, 2007 and September 30, 2006

Revenues. The following table sets forth comparative revenues by type, in dollars and as a percentage of transaction and other revenue, for the three months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,
	2007		2006		Change
	(dollars in thousands)
Transaction processing	$15,772	74%	$17,580	66%	$(1,808)	(10)%
Data reporting	4,103	19	4,520	17	(417)	(9)
Customer care	1,329	6	4,674	17	(3,345)	(72)

Transaction and other revenues	21,204	100%	26,774	100%	$(5,570)	(21)%
Client reimbursements	1,327		366

Total	$22,531		$27,140

Transaction processing revenues. Transaction processing revenues were $15.8 million in the three months ended September 30, 2007, a decrease of 10% as compared to $17.6 million in the three months ended September 30, 2006. The decrease in transaction processing revenues was primarily due to pricing pressure largely due to GDS deregulation in the U.S. during 2006 and the resulting cost pressure it has placed on our clients and, in turn, on us. We expect this trend to continue throughout 2007 and to result in materially lower revenue as compared to 2006.

Data reporting revenues. Data reporting revenues were $4.1 million in the three months ended September 30, 2007, compared to $4.5 million in the three months ended September 30, 2006. Our revenues grew by $1.4 million due to additional penetration and organic growth from our existing customers and $1.2 million due to acquisitions made in August 2006 and January 2007, which was more than offset by $3.0 million reduction in revenue from Citibank, as previously discussed above.

Customer care revenues. Customer care revenues were $1.3 million in the three months ended September 30, 2007, a decrease of 72% compared to $4.7 million in the three months ended September 30, 2006, primarily due to the sale of our U.S. call center business effective December 2006, and the closure of our U.K. call center business in May 2006.

Client reimbursement revenues and expenses. Client reimbursement revenues and expenses were $1.3 million in the three months ended September 30, 2007, an increase of 263% compared to $0.4 million in the three months ended September 30, 2006.

Operating expenses. Operating expenses were $14.3 million in the three months ended September 30, 2007, a decrease of 10% compared to $15.9 million in the three months ended September 30, 2006. The decrease was primarily due to the decline in our customer care business and the closure of two call center facilities in 2006. As a percentage of revenue, operating expenses increased from 59% in the three months ended September 30, 2006 to 67% in the three months ended September 30, 2007. The increase was primarily due to the deferral of $3.0 million of routine data reporting revenues from Citibank, without a related deferral of expenses in accordance with U.S. GAAP.

Selling, general and administrative expenses. Selling, general and administrative expenses were $4.5 million in the three months ended September 30, 2007, a decrease of 4% compared to $4.7 million in the three months ended September 30, 2006.

Technology development expenses. Technology development expenses were $3.5 million in the three months ended September 30, 2007, an increase of 25% compared to $2.8 million in the three months ended September 30, 2006. As a percentage of revenue, technology development expense increased from 10% in the three months ended September 30, 2006 to 16% in the three months ended September 30, 2007. The increase was primarily due to our increased investment in new product technology related to our data reporting, reservation processing and online booking product offerings.

Restructuring expense. We recorded a credit of $0.1 million to restructuring expense in the three months ended September 30, 2006 primarily due to the reduction of our remaining estimated lease-termination accrual resulting from a revision to our estimated sublease assumption for the Orangeburg, South Carolina facility.

Depreciation and amortization. Depreciation and amortization expenses were $2.9 million in the three months ended September 30, 2007, an increase of 17% compared to $2.5 million in the three months ended September 30, 2006. The increase is primarily due to additional depreciation and amortization related to our acquisition of Hi-Mark in January 2007.

Interest income. We generated $0.1 million of interest income in the three months ended September 30, 2007, a decrease of 71% compared to $0.3 million in the three months ended September 30, 2006. The decrease is primarily due to reduced cash balances available for investment due to the cash purchase price paid for the Hi-Mark acquisition.

Interest expense. Interest expense remained constant at $0.1 million in the three months ended September 30, 2007 and 2006.

Income tax provision. We recorded an income tax benefit of $0.1 million for the three months ended September 30, 2007 related to a refund of a portion of our 2006 alternative minimum tax payment. No income tax provision was recorded for the three months ended September 30, 2006, as such income was offset by net operating loss carryforwards.

Net (loss) income. Due to the factors described above, net loss was $3.9 million in the three months ended September 30, 2007 compared to net income of $1.3 million in the three months ended September 30, 2006.

Comparison of Nine Months Ended September 30, 2007 and September 30, 2006

Revenues. The following table sets forth comparative revenues by type, in dollars and as a percentage of transaction and other revenue, for the nine months ended September 30, 2007 and 2006, respectively:

	Nine Months Ended September 30,
	2007		2006		Change
	(dollars in thousands)
Transaction processing	$49,875	70%	$56,991	65%	$(7,116)	(12)%
Data reporting	17,585	25	12,700	15	4,885	38
Customer care	3,484	5	17,702	20	(14,218)	(80)

Transaction and other revenues	70,944	100%	87,393	100%	$(16,449)	(19)%
Client reimbursements	2,062		1,522

Total	$73,006		$88,915

Transaction processing revenues. Transaction processing revenues were $49.9 million in the nine months ended September 30, 2007, a decrease of 12% compared to $57.0 million in the nine months ended September 30, 2006. The decrease in transaction processing revenues was primarily due to pricing pressure largely due to GDS deregulation in the U.S. during 2006 and the resulting cost pressure it has placed on our clients and, in turn, on us. We expect this trend to continue throughout 2007 and to result in materially lower revenue as compared to 2006.

Data reporting revenues. Data reporting revenues were $17.6 million in the nine months ended September 30, 2007, compared to $12.7 million in the nine months ended September 30, 2006. Our revenues grew by $4.0 million due to additional penetration and organic growth from our existing customers and $3.9 million due to acquisitions made in August 2006 and January 2007, partially offset by $3.0 million reduction in revenue from Citibank, as previously discussed above.

Customer care revenues. Customer care revenues were $3.5 million in the nine months ended September 30, 2007, a decrease of 80% compared to $17.7 million in the nine months ended September 30, 2006, primarily due to the sale of our U.S. call center business effective December 2006, and the closure of our U.K. call center business in May 2006.

Client reimbursement revenues and expenses. Client reimbursement revenues and expenses were $2.1 million in the nine months ended September 30, 2007, an increase of 35% compared to $1.5 million in the nine months ended September 30, 2006.

Operating expenses. Operating expenses were $42.8 million in the nine months ended September 30, 2007, a decrease of 16% compared to $51.2 million in the nine months ended September 30, 2006. The decrease was primarily due to the decline in our customer care business and the closure of two call center facilities in 2006. As a percentage of revenue, operating expenses increased from 59% in the nine months ended September 30, 2006 to 60% in the nine months ended September 30, 2007. The increase was primarily due to the deferral of $3.0 million of routine data reporting revenues from Citibank, without a related deferral of expenses in accordance with U.S. GAAP.

Selling, general and administrative expenses. Selling, general and administrative expenses were $13.4 million in the nine months ended September 30, 2007, a decrease of 7% compared to $14.3 million in the nine months ended September 30, 2006.

Technology development expenses. Technology development expenses were $10.1 million in the nine months ended September 30, 2007, an increase of 25% compared to $8.0 million in the nine months ended September 30, 2006. As a percentage of revenue, technology development expense increased from 9% in the nine months ended September 30, 2006 to 14% in the nine months ended September 30, 2007. The increase was primarily due to our increased investment in new product technology related to our data reporting, reservation processing and online booking product offerings.

Restructuring expense. We recorded $0.7 million of restructuring expense in the nine months ended September 30, 2006. The charge in 2006 is due to $1.0 million of severance, asset impairment charges, and other related costs from the closure of our customer care operations in the United Kingdom, partly offset by a credit of $0.3 million due to the reduction of our estimated remaining lease-termination accrual resulting from a revision to our estimated sublease assumption for the Orangeburg, South Carolina facility.

Depreciation and amortization. Depreciation and amortization expenses were $8.5 million in the nine months ended September 30, 2007, an increase of 10% compared to $7.7 million in the nine months ended September 30, 2006. The increase is primarily due to additional depreciation and amortization related to our acquisition of Hi-Mark in January 2007.

Interest income. We generated $0.3 million of interest income in the nine months ended September 30, 2007, a decrease of 60% compared to $0.8 million in the nine months ended September 30, 2006. The decrease is primarily due to reduced cash balances available for investment due to the cash purchase price paid for the Hi-Mark acquisition.

Interest expense. Interest expense was $0.4 million in the nine months ended September 30, 2007, an increase of 49% compared to $0.3 million in the nine months ended September 30, 2006. The increase in interest expense is due to the interest expense on a promissory note issued related to the Hi-Mark acquisition in January 2007.

Income tax provision. We recorded an income tax benefit of $0.1 million for the nine months ended September 30, 2007 related to a refund of a portion of our 2006 alternative minimum tax. No income tax provision was recorded for the nine months ended September 30, 2006, as such income was offset by net operating loss carryforwards.

Net income. Due to the factors described above, net income was $3.9 in the nine months ended September 30, 2007 compared to $6.0 million in the nine months ended September 30, 2006.

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

At September 30, 2007, our principal sources of liquidity were cash and cash equivalents of $13.1 million and $10.0 million of availability under our revolving credit facility. We had no borrowings outstanding under our credit facility at September 30, 2007. The maximum amount available under our revolving credit facility is $10.0 million, and the monthly availability fluctuates based upon our last twelve months’ consolidated senior leverage ratio (as defined in the facility).

Net cash provided by operating activities was $5.7 million in the nine months ended September 30, 2007 compared to $7.2 million in the nine months ended September 30, 2006.

Net cash used in investing activities was $16.4 million during the nine months ended September 30, 2007, compared to $7.7 million during the nine months ended September 30, 2006. The primary driver in the nine months ended September 30, 2007 related to the $10.0 million of purchase price paid (net of cash acquired) for the acquisition of Hi-Mark. The other significant driver of our investing activities is our capital expenditures, which include costs associated with internally developed software. Capital expenditures in the nine months ended September 30, 2007 and 2006 were primarily comprised of ongoing development related to our transaction processing platforms. Drivers of capital expenditures include infrastructure required to support volume expansion, the acquisition of new revenue streams with new and existing clients, technology development costs, investment in business continuity, and opportunities to reduce costs. As of September 30, 2007, we had no material commitments related to capital expenditures. Excluding capital expenditures associated with potential new clients, we currently expect capital expenditures of less than $9.0 million in fiscal 2007.

Net cash used in financing activities was $1.2 million during the nine months ended September 30, 2007 compared to $1.9 million during the nine months ended September 30, 2006. The primary driver of the decrease in cash used in financing activities was a decrease in debt repayments.

We have a $10.0 million senior secured revolving credit facility that expires in April 2009. The lender holds a senior security interest in all of our domestic assets and a 66% interest in the stock of our international subsidiaries. Under the facility, we are subject to a maximum consolidated senior leverage ratio (as defined in the facility) of 1 to 1. The facility also requires that we reduce our borrowings under the facility to $2.0 million or less for 30 days during each calendar quarter. We are restricted in our ability to, among other things, make advances to our European operations, make acquisitions or sell assets, make capital expenditures, incur additional indebtedness and pay dividends. We are currently in compliance with all covenants. We pay a variable rate of interest on draws, at LIBOR plus 0.5%, and an annual fee of 0.5% of the unused portion of the $10.0 million commitment. At September 30, 2007, we had no borrowings outstanding against the facility. We have an outstanding letter of credit in the amount of $45 against the facility as of September 30, 2007.

Based on our current level of operations, we believe our cash flow from operations and other available sources of liquidity, including borrowings under the revolving credit facility until it expires in April 2009, will provide adequate funds for ongoing operations, planned capital expenditures and debt service for the next twelve months.

Contractual Obligations

The following table summarizes our future minimum non-cancelable contractual obligations (including interest) at September 30, 2007:

	Payments Due by Period
	Total	Less than one year	1-3 years	3-5 years	More than Five years
	(in thousands)
Long-term debt	$5,833	$2,333	$3,500	$—	$—
Cash interest costs on long-term debt	662	409	253	—	—
Operating leases	4,871	2,230	1,453	660	528
Employment agreements	2,271	975	864	432	—
Service agreement	169	169	—	—	—

Total contractual obligations	$13,806	$6,116	$6,070	$1,092	$528

The above contractual obligations table excludes any amounts due under the earnout agreements executed as part of the acquisitions of Travel Analytics and Hi-Mark, because such amounts are based on a percentage of future revenues. All such obligations are payable in cash. The cash interest costs shown above assume that interest rates in effect at September 30, 2007 on variable rate debt remain constant in the future. The long-term commitments under operating leases shown above consist of facility leases in the U.S. and Europe for our operations. The service agreement relates to an agreement with an unrelated party that provides certain labor services to us. The employment agreements with certain key executives provide for compensation and benefits through the expiration of the individual agreements upon termination of employment, other than by the employee voluntarily or by us for cause.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We do not expect that the adoption of this standard will have a material effect on our consolidated financial position and results of operations.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), with no impact on beginning retained earnings. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in financial statements. As of January 1, 2007 and September 30, 2007, we had total unrecognized tax benefits of $815 and $393, respectively. The unrecognized tax benefits are fully offset by net operating losses.

These unrecognized tax benefits related primarily to the timing for recognition on various deductions or items of income. If recognized, the tax benefits will have no impact on the effective rate in a future period.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within our income tax expense. Due to our net operating loss carryforward position, we recognized no interest and penalties at January 1, 2007 or during the three and nine months ended September 30, 2007 associated with our uncertain tax positions.

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

We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the twelve month period ended September 30, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. This standard is effective on January 1, 2008 and will be applied prospectively. We do not expect that the adoption of this standard will have a material effect on our consolidated financial position and results of operations.

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

Foreign Currency Exchange Risk. Approximately 17% of our consolidated revenues for the nine months ended September 30, 2007 and 15% of our consolidated assets at September 30, 2007 are associated with operations outside of the U.S. The U.S. dollar balance sheets and statements of operations for these businesses are subject to currency fluctuations. We are most vulnerable to fluctuations in the British pound sterling and euro against the U.S. dollar. We are also subject to currency fluctuations in the Indian rupee. Historically, we have not entered into derivative financial instruments to mitigate this risk, as it has not been cost-effective for us. The impact of currency fluctuations on profitability has not been significant since both revenues and operating costs of these businesses are denominated in local currency. If the U.S. dollar had a 10 percent greater appreciation against our non-U.S. dollar denominated businesses in the nine months ended September 30, 2007, consolidated revenues and operating income would have been increased by approximately $101,000 and $3,000, respectively. We may use derivative financial instruments in the future if we deem it useful in mitigating an exposure to foreign currency exchange rates. The cumulative translation adjustment was a $48,000 increase in shareholders’ equity at September 30, 2007.

Interest Rate Market Risk. Our interest costs are sensitive to changes in the general level of interest rates, because our note payable and our revolving credit facility are at a variable interest rate. We had no borrowings under our revolving credit facility as of September 30, 2007.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of September 30, 2007, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 21, 2007.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Amendment to Work Order for Ongoing TRX Global Data Services and Work Order for TRX Datatrax Ad-Hoc Reporting of the Citi Global Data Repository (GDR) and Master Services Agreement between CitiBank, N.A. and TRX Data Services, Inc., dated July 13, 2007. †*

10.2	Release Agreement between Peter Grover and TRX Europe Ltd dated July 13, 2007. †**

31.1	Certification of Norwood H. (“Trip”) Davis, III, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of David D. Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.
*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRX, INC.

Dated: November 8, 2007	By:	/s/ David D. Cathcart
David D. Cathcart
Chief Financial Officer (principal financial and accounting officer)