Form 10-K
period 2007-12-31
TRX INC/GA
filed 2008-03-11
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from             to              .

Commission File No. 000-51478

TRX, INC.

(Exact name of registrant as specified in charter)

Georgia	58-2502748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 West Druid Hills Drive, Atlanta, Georgia	30329
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (404) 929-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the registrant’s voting stock held by non-affiliates based on the closing price of $3.34 per share was approximately $25.0 million.

The number of shares of the registrant’s common stock outstanding at February 1, 2008 was 18,320,383 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

TRX, INC.

2007 FORM 10-K

PART I

Item 1.	Business

Cautionary Notice Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. Statements contained in this annual report that are not historical facts may be forward-looking statements within the meaning of the PSLRA. You can identify forward-looking statements as those that are not historical in nature, particularly those that use terminology such as “may,” “should,” “expect,” “anticipate,” “contemplate,” “estimate,” “believe,” “plan,” “project,” “predict,” “potential” or “continue,” or the negative of these, or similar terms.

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

Company Overview

TRX is a global technology company. We develop and host software applications to automate manual processes and track transaction data, enabling our clients to optimize performance and control costs. We are a leading provider to the travel industry and expect to eventually include growth in industries beyond travel, such as financial services and health care. For the foreseeable future, we intend to focus our efforts on the large opportunities within the travel industry. We deliver our technology applications as a service over the Internet to travel agencies, corporations, travel suppliers, government agencies, credit card associations, credit card issuing banks, and third-party administrators. TRX is headquartered in Atlanta, Georgia with operations and associates in North America, Europe, and Asia.

Our data reporting technologies allow our clients to use information from multiple and disparate sources to gain new visibility, and to make better decisions, faster. We collect data for our clients in any format from anywhere in the world, and then normalize, validate, and translate this data into client-requested formats. The ability to view data from disparate sources in a consistent, useable format on a timely basis is increasingly important to our target market. The increased use of the Internet as a preferred distribution channel and deregulation of GDS (global distribution system) rules has caused suppliers to shift inventory between different systems and channels, particularly during 2006. We believe this trend has led to a splintering of inventory sources, and the dynamics will continue to evolve toward increasingly fractured data sources for the foreseeable future. We believe that the importance of our data reporting services to our target market has increased and will continue to do so.

We generate economies of scale in our reservation processing and online booking applications by combining transactions from numerous clients. Our clients leverage our aggregated transaction volume to shift a portion of their fixed costs to a more flexible, variable structure. Our scale, combined with our focus on process reengineering and automation, helps our clients reduce travel-related costs on an ongoing basis. We believe our scale cannot be achieved internally by our clients and is not currently available from a single travel supplier, agency, or electronic travel distribution system.

We target clients in four areas: travel agencies, travel suppliers, corporations, and credit card issuers. During the year ended December 31, 2007, we served more than 280 clients. Our client base includes global leaders in the markets we serve, including American Airlines, Inc., American Express Travel Related Services Company, Inc., Citibank, N.A. (“Citibank”), and Expedia, Inc. We provide support to the seven largest travel agencies in the world based on 2006 gross sales as ranked by Travel Weekly.

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

During this decade, we have achieved significant scale and experienced rapid growth as our transaction volumes and data records processed have increased. In 2007, we handled 85.7 million travel processing transactions, up from 9.3 million in 1999, representing a compound annual growth rate of more than 32% during this time period. The growth in both transactions processed and data managed has helped us generate a 22% compound annual growth rate in revenue in our core transaction processing and data reporting businesses over the last seven years, from $16.8 million in 1999 to $84.7 million in 2007. During 2007, we recognized revenue of $92.1 million, of which $16.4 million was generated outside the U.S. See Note 2 to our consolidated financial statements in Item 8 of this Form 10-K for additional information about our geographical areas and business segment.

Corporate Background and History

Prior to January 1997, we conducted our business as a division and subsidiary of BCD Travel, formerly WorldTravel BTI, one of the largest corporate travel agencies in the U.S. In January 1997, our business was transferred into a separate business organization. In 1999, TRX was incorporated as a Georgia corporation, and we acquired International Software Products, a data integration provider. In 1999 and 2000, we established European joint ventures with Hogg Robinson International Benefits Ltd. and Kuoni Reisen Holding AG to support travel distribution throughout Europe. In January 2004, we purchased the remaining interests in our European joint ventures. In addition, through a relationship with Siemens Shared Services, LLC (“Siemens”), we established operations in Bangalore, India in 2004 to support multiple processing activities and technology development functions. In December 2007, we acquired the workforce and certain property assets used by Siemens to provide services to TRX. We closed one acquisition in August 2006 and a second acquisition in January 2007 to augment our data reporting offerings in the corporate market.

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

Industry Background

Overview

We are a leading technology provider to the travel industry, which is among the largest industries globally and is undergoing dramatic and rapid change. Total annual air, lodging, car, cruise, rail and vacation package travel purchases in North America, Europe and Asia in 2006 were over $600 billion, according to PhoCusWright. The processes in these industries are complex and data-intensive. For example, the transaction record associated with a single traveler may include 500 or more distinct data fields for each trip.

Rapidly changing dynamics in the travel industry, including use of the Internet as a delivery mechanism, reduction in supplier commission payments, and deregulation of the GDSs, are driving the industry toward lower costs per transaction. Achieving a lower per transaction cost is difficult due to the complexities and inefficiencies that exist throughout the travel transaction process (booking through settlement). We believe that automating the travel transaction process is difficult without substantial scale, access to all processes and technology throughout the travel transaction lifecycle, travel industry knowledge and relationships, and travel process reengineering expertise. In addition, we believe industry participants are challenged to reengineer their own cost structure while remaining focused on their core competencies and daily business objectives.

Current Trends

The rapid growth of self service online travel options has decreased the need for traditional travel agents functioning as intermediaries to place orders for travelers with suppliers. Financial pressure on travel suppliers, particularly airlines, has driven investment in automation to decrease the distribution and fulfillment costs associated with travel transactions, which in the past few years has resulted in market share gains by supplier websites at the expense of other online distribution channels.

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

•

Emphasis on policy compliance and rules management. In an effort to lower travel costs, companies often enter into preferred provider contracts with travel suppliers and also establish corporate travel policies that require interpretation and enforcement on a real-time basis. The splintering of distribution, due in large part to the GDS deregulation and shift to supplier direct bookings noted above, increases the demand for comprehensive data reporting about corporations’ travel spend.

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

Our hosted technology suite includes the following solutions:

Data Reporting enables the aggregation, enhancement, extraction, and reporting of transaction data. Our data reporting suite consolidates data records from a variety of sources, including credit card issuers, credit card networks, back office travel systems, hotel suppliers, airlines, and GDSs, and normalizes those records into a common structure in a single data repository. It also enables enhancement of data records with more detailed transaction data from other sources, increasing the value and utility of the data to our clients. We host the application, warehouse multi-terabytes of client data, deliver information electronically back to clients in any format, and provide Web-based access to our hosted reporting and analysis tool. Clients include American Express Company, British Airways PLC, Citibank, UAL Corporation, MasterCard Inc., One Mind Connect, Carlson, United States General Services Administration and UBS AG.

Reservation Processing offers a suite of products that processes our clients’ travel data records in a cost efficient manner. Our CORREX product enables automated quality control, file finishing, and electronic ticketing, including low fare searches, seat assignments, upgrades, and alternate route and carrier searches. We also handle multiple activities for our clients including exchanges, refunds, waivers and split payments, commission management, fare loading, document distribution, debit memo processing, and back office hosting and settlement, with our TRANXACT tools. We offer our agency clients software functionality for exception processing and agent workflow management and tracking with our SELEX tools. We host our Reservation Processing applications for our clients and provide access to them via the Internet. Our Reservation Processing services are in use by large travel agencies, corporations and suppliers. Clients include American Airlines, Inc., American Express, BCD Travel, Boeing, Expedia, and Travel and Transport, Inc.

Online Booking offers a user-friendly, Web-based interface for business travelers and/or their travel arrangers to book policy-compliant air, car, and hotel reservations and manage their travel preferences. We host the RESX Online Booking, RESX Profiler and RESX Agent Desktop applications for our clients and their customers and provide access to these applications via the Internet. We sell these tools to customers primarily through our distributor program that supports corporate travel agencies. Online Booking clients and distributors include Adelman Travel Group, Carlson Travel Group, Inc., BCD Travel, and Travel and Transport, Inc.

See Note 2 to our consolidated financial statements in Item 8 of this Form 10-K for additional information about our products and services.

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

•

Leading market position in the global travel market. In 2007, we processed 85.7 million travel processing transactions for our clients. We service travel agencies with locations on six continents. In the U.S., we have contracts with all of the top five travel agencies (traditional and online) based on 2006 gross sales as ranked by Travel Weekly (June 2007). In Europe, we have contracts with four of the top five online travel agencies based on 2006 gross bookings as ranked by PhoCusWright. We believe our transaction volumes give us a cost advantage and help us deliver cost savings to our clients. As we continue to grow, we expect to realize additional cost savings and expertise, making us the partner of choice for an increasing number of companies. We also believe that our experience and reputation serving the global travel market enhances our ability to penetrate other travel-related industries.

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

Our Growth Strategy

We aim to capitalize on the broad industry trends, both in the U.S. and abroad, that affect our global travel and travel-related business, as well as act on our own insights to strengthen our global market position, through the following strategies:

•

Expand the use of our data reporting technologies. We believe both purchasers and sellers of travel and travel-related products and services have an increasing desire to consolidate and enhance disparate data in order to make better business decisions. We intend to broadly offer our existing and new technologies to those companies globally that would benefit from our independence and our expertise in travel combined with our data reporting capabilities. We expect this expansion to eventually include growth in industries beyond travel, such as financial services and health care. For the foreseeable future, we intend to focus our efforts on the large opportunities within the travel industry.

•

Increase our client base. We believe that our existing and new data reporting technologies enable us to provide valuable services to a very large number of corporations. We penetrated this large corporate market primarily in the U.S. beginning in 2007, and expect to expand globally as we enter 2008. We believe that increasing the number of users who interact with our technologies will lead to increased adoption of our other products and services.

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

Clients and Partners

During 2007, more than 280 financial institutions, travel agencies, and companies used our products and services. In 2007, we handled 85.7 million travel processing transactions, up from 9.3 million in 1999, representing a compound annual growth rate of 32% during this time period. Our primary clients and prospects are large online and offline travel agency distributors with an annual gross sales volume of at least $100 million, of which there were more than 50 in the U.S. in 2006, according to Travel Weekly. Additionally, we are targeting large corporations and credit card issuing banks with our data reporting offerings. Our top five client contracts accounted for approximately 74% of our total revenues in 2007.

The following alphabetical client list represents our largest clients, each of which generated at least $500,000 of our revenue during 2007.

American Airlines, Inc.	Intel Corporation
American Express Travel Related Services	MasterCard Incorporated
BCD Travel and affiliates	Opodo Limited
Carlson Wagonlit Travel, Inc.	Travel and Transport, Inc.
Citibank
Expedia, Inc. and its affiliates (1)
Hogg Robinson plc

(1)	Includes expedia.com, expedia.co.uk, expedia.de, expedia.ca, Expedia Corporate Travel, hotels.com and Hotwire, Inc. Expedia, Inc. and its affiliates accounted for approximately 41% of our revenue in 2007, including Expedia.com, which represented approximately 25% of our revenue in 2007.

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

•

American Airlines: American Airlines is the largest airline in the world. Our relationship began in December 2002, and our current contract is effective through June 2008. We expect to renew the agreement. We provide reservation processing services to American Airlines through TRANXACT, primarily focused on exception handling and document distribution.

•

American Express: American Express is the world’s largest travel management company, based on the latest annual figures provided by Travel Weekly (June 2007). We began our relationship with American Express in July 2000 with a five-year agreement to provide reservation processing through CORREX, subsequently amended to extend through 2010. During the past five years, we have continuously expanded our relationship. Today, in addition to CORREX, we provide American Express with ticket processing and workflow management aspects of reservation processing, as well as our data reporting and online booking technologies.

•

Citibank: In 1998, we established a relationship with Citibank, a subsidiary of Citigroup, to provide global travel agency data consolidation. In 2002, we engaged in a pilot project to consolidate corporate purchasing card and travel data on behalf of Citibank Commercial Cards. Citibank Commercial Cards supports many of the largest corporations in the world, typically those with net revenues in excess of $1 billion. Following the successful pilot project, we entered into a three-year agreement in January 2003 to provide global transaction and credit card data consolidation and expanded the scope of the relationship to include online business intelligence and reporting technology to Citibank customers on a private-label basis. That agreement was extended through January 2009 and our data reporting relationship with Citibank has expanded from approximately 12.6 million transactions in 2002 to more than 95.5 million transactions in 2007.

•

Expedia, Inc.: Expedia, Inc. is the world’s largest online travel agency as ranked by PhoCusWright. We first launched a new service to support Expedia.com when the company launched its travel service in 1996, and we have been a key strategic partner to Expedia ever since. Our current contract was amended during 2006 to incorporate all of our prior, independent, country-specific contracts with Expedia under one master agreement with a consistent end date of December 31, 2010. We provide reservation processing technologies and services to Expedia’s businesses in the U.S., Canada, Germany, Italy, Spain, France, the Netherlands and the United Kingdom.

Expedia, Inc. and its affiliates and Citibank represent 41% and 13%, respectively, of our revenues in 2007. Recurring revenues from Citibank generated in 2008 are expected to be significantly less than revenues generated in 2007 because in mid-2007 we agreed to sell a limited perpetual license of certain source code to Citibank in order for Citibank to perform certain services in-house that have previously been hosted by us. We expect to continue to perform maintenance and project services for Citibank after the license sale occurs, which is expected to be in 2008. The loss of either or both of these clients or a further decrease in the revenues generated from either of these clients would have a material adverse effect on our financial condition, results of operations or cash flows.

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

Intellectual Property

We are constantly developing new technology and enhancing existing proprietary technology. We have no issued patents, although we have a small portfolio of pending patent applications which relate to our proprietary technology. Currently, we primarily rely on a combination of copyrights, trade secrets, confidential procedures and contractual provisions to protect our technology. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of our proprietary technology. Any misappropriation of our intellectual property could have a material adverse effect on our competitive position.

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

Numerous jurisdictions globally have privacy and data protection legislation, including the European Union (“EU”) through its Data Protection Directive (and implementing statutes of this Directive in the EU Member States). This legislation is intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. Enforcement takes place under the force of national legislation of the EU Member States.

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

Employees

As of December 31, 2007, we had 958 employees, of which 495 were located in North America, 187 in Europe and 276 in India. None of our employees are represented by a labor union, although our German operations are subject to German laws requiring, among other requirements, a Works Counsel. We have never experienced a work stoppage and believe our relationship with our employees is good.

Website Access to U.S. Securities and Exchange Commission Reports

Our Internet address is http://www.trx.com. Through our website, we make available, free of charge, access to all reports filed with the U.S. Securities and Exchange Commission including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Our top five client contracts accounted for approximately 74% of our total revenues in 2007. Entities affiliated with Expedia, Inc. accounted for approximately 41% of our revenue in 2007. Our clients can generally terminate their agreements with us if we do not meet specified performance or other criteria. Some clients, including Expedia.com, can terminate these agreements without cause upon notice and payment of specified fees. If agreements with these or other key clients are terminated, or if we are unable to negotiate favorable renewal terms, our revenues and operating results would be significantly diminished.

On July 13, 2007, TRX Data Services, Inc. (“TRX Data Services”), a wholly-owned subsidiary of TRX, Inc., and Citibank executed an amendment to the Master Services Agreement dated February 1, 2002, as amended (the “Amendment”). The Amendment extends the scheduled expiration date of the Master Services Agreement from January 13, 2009 to December 31, 2010. The primary purpose of the Amendment is for TRX Data Services to sell a limited perpetual license of certain source code to Citibank in order for Citibank to perform certain services in-house that have previously been hosted by TRX Data Services. The license sale is expected to occur in 2008. TRX Data Services will continue to perform maintenance and project services for Citibank. Recurring revenues from Citibank generated in 2008 are expected to be significantly less than revenues generated in 2007 and 2006 as a result of the Amendment.

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

We also have experienced and expect to continue to experience seasonal fluctuations in our business. Business and consumer travel bookings typically decline during the fourth quarter of each calendar year. This seasonality has caused, and will likely continue to cause, quarterly fluctuations in our operating results.

Failures of our software, hardware, and other systems could increase our operating costs, subject us to monetary damages, undermine our clients’ confidence in our reliability, and cause us to lose clients or prevent us from gaining new clients.

Delivering our services requires the successful integration and operation of a network of software, computer hardware, and telecommunications equipment. A failure of any element in this network could partially or completely disrupt our activities, which could materially adversely affect our business, financial condition or results of operations by causing us to lose clients, prevent us from gaining new clients, or result in our owing monetary damages. Third parties provide some of these elements and, accordingly, they are not within our control. In addition, this network is vulnerable to interruption from power failures, telecommunications outages, natural disasters, computer viruses, physical or electronic break-ins, and other network service outages and disruptions. The loss of one or more of our facilities or failures of our software, hardware, and other systems could result in delays, service interruptions, service errors or loss of critical data and, therefore, significantly undermine our clients’ confidence in our reliability and diminish the TRX brand name. We cannot guarantee that our back-up systems or disaster recovery plans will adequately protect against such failures. These failures or other interruptions may be costly to remedy as our business interruption or other insurance may not protect us fully against any losses that may result.

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

We currently sell our products and services primarily through a network of distributors, such as American Express Travel Related Services Company, Inc., Expedia, Inc. and BCD Travel. In many cases we must rely on the efforts of our partners to sell and implement our products and services. Expected growth may not materialize as quickly as we are anticipating or at all, or distributors may decide to discontinue this relationship with us. Additionally, poor performance by our partners could cause harm to our reputation with the end user corporations and travelers.

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

We incurred net losses in every year of our operations prior to 2006 and again in 2007. As of December 31, 2007, we had an accumulated deficit of $56.5 million. We cannot assure you that we will be able to sustain profitability on a quarterly or annual basis. Our results of operations will be harmed if our revenues do not increase or are insufficient for us to achieve or sustain profitability.

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

To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that satisfy increasingly sophisticated client requirements and achieve market acceptance. Products and services that we plan to market in the future are in various stages of development or are a result of recent acquisitions, and we are in the process of integrating them into TRX. Significant human and capital investment is often made to develop and launch new products and services and to discontinue old products and services. We cannot assure you that the marketplace will accept our new products and services. If our current or potential clients are not willing to switch to or adopt our new products and services, our ability to increase revenues will be significantly impaired.

We may seek to diversify our revenue streams by serving many different industry segments. If we are not successful in serving industry segments other than the travel and travel-related industries we currently serve, we may not be successful in capturing these potential revenue streams or recapturing expenditures pursuing these diversified revenue streams.

We may seek to adapt our products and services to industries other than the travel and travel-related industries upon which we are currently dependent. Our ability to increase our revenues will depend on how effectively we are able to modify and enhance our software, technology and networks in the future to address the various needs of different industry segments. If we are unable to accurately anticipate the needs of industry segments other than the travel and travel-related industries we currently serve, if costs associated with serving additional industries are higher than expected, or if we are not successful in marketing our solutions to new industries, we may be unable to profitably grow our revenues.

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

A significant part of our business is conducted outside of the U.S. During the fiscal year ended December 31, 2007, we received approximately 18% of our revenue from Europe-based clients. We incur costs in the United Kingdom, Germany and India. We plan to continue to pursue opportunities abroad. As a result, our future operating results could be negatively affected by a variety of factors, many of which are beyond our control. The risks and potential costs of our international operations include:

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

These risks may adversely affect our ability to conduct and grow business internationally, which could cause us to increase expenditures and costs, decrease our revenue growth, or both.

Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies could increase our operating expenses and decrease our operating margins.

A portion of our costs and revenues are denominated in non-U.S. currencies, such as the euro, British pound sterling and Indian rupee. As a result, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect our operating expenses and operating margins and could result in exchange losses. As it is not cost effective, we currently do not hedge our exposure to currency fluctuation risks. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

A significant portion of our assets consists of goodwill, and any changes in strategy or market or other conditions or the continuation of net losses could result in an impairment of our goodwill, which would lead to a decrease in our assets and shareholders’ equity and reduction in our net income or increase in our net losses.

Approximately 42% of our assets consisted of goodwill as of December 31, 2007. We test our goodwill for impairment annually on September 30, or whenever events or changes in circumstances indicate an impairment may have occurred, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). If a test of our goodwill for impairment indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. Should changes in our business strategy occur, should market or other conditions adversely affect our business, should changes in laws or regulations adversely affect our business, or should our net losses continue, we may be forced to record an impairment charge, which would lead to a decrease in our assets and shareholders’ equity and reduction in our net income or increase in our net losses.

If we are not able to adequately protect our intellectual property rights, our competitors may be able to duplicate our services.

We rely in part upon our proprietary technology to conduct our business. Our failure to adequately protect our intellectual property rights could harm our business by making it easier for our competitors to duplicate our services. We have no issued patents, although we have a small portfolio of pending patent applications which relate to our proprietary technology. Currently, we primarily rely on a combination of copyrights, trade secrets, confidential procedures and contractual provisions to protect our technology. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of our proprietary technology. Any misappropriation of our intellectual property could have a material adverse effect on our competitive position.

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

If the security systems of our databases are breached or compromised in any way, our business and operations could be harmed. Our collection and processing of travel transactions through our RESX, SELEX, TRANXACT, and CORREX products, and enhancement of data through our TRAVELTRAX and DATATRAX products, require us to receive and store personally identifiable data, such as names and addresses, credit card information and transaction history records. Any breaches of the security systems of our databases could result in the theft of personal confidential information of our customers or other modification of our records. We have had incidents of security breaches by former employees which led to the theft of confidential information. If any breaches or compromises to the security systems of our databases were to occur, customers may be deterred from using our products and services, our reputation may be harmed, we may be exposed to liability, and we may incur increased costs relating to any liability.

The terms of our senior secured revolving credit facility may limit our ability to grow.

Our senior secured revolving credit facility may restrict our ability to take specific actions, even if such actions may be in our best interest. These restrictions limit our ability to, among other things, make advances to our European operations, make acquisitions, make capital expenditures, incur additional debt and pay dividends. Under the facility, we are subject to maintenance of a maximum consolidated senior leverage ratio (as defined in the facility) of 1 to 1. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in our being required to repay any borrowings, of which we have none as of December 31, 2007, before their due date. In addition, these covenants and restrictions may limit our future growth opportunities.

We may be unsuccessful in pursuing and integrating business combinations and strategic alliances, which could result in increased expenditures or cause us to fail to achieve anticipated cost savings or revenue growth.

In August 2006 and January 2007, we acquired Travel Analytics, Inc. (“Travel Analytics”) and Hi-Mark, LLC (“Hi-Mark”), respectively. In December 2007, we acquired the assembled workforce and certain property assets used by Siemens to provide services to TRX, which constitute a business as defined by Emerging Issues Task Force (“EITF”) Issue 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” We regularly evaluate potential business combinations and growth opportunities and may pursue acquisitions of other companies or technologies in the future in order to maintain and grow revenues and increase our market position. We may not be successful in identifying suitable acquisition candidates or may not be able to obtain financing on acceptable terms for such business combinations or strategic alliances.

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

Our collection and processing of travel transactions through our RESX, SELEX, TRANXACT, and CORREX products and our consolidation, extraction, and enhancement of data through our TRAVELTRAX and DATATRAX products require us to receive and store a large volume of personally identifiable data. This type of data is subject to legislation and regulation in various jurisdictions, including the European Union through the Data Protection Directive, and variations of this directive in legislation enacted by member states of the European Union. Such laws typically protect the privacy of personal data that is collected, processed and transmitted in or from these jurisdictions. Our business, financial condition and results of operations could be adversely affected if the laws and regulations are expanded, implemented or interpreted to require changes to our business practices and methods of data collection.

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

Our headquarters are located in Atlanta, Georgia and consist of 80,757 square feet of office space held under a lease that expires in October 2008. We lease a total of approximately 205,000 square feet globally. As of December 31, 2007, the locations of our principal leased facilities include Dallas, Texas, Milton, Florida, Tysons Corner, Virginia, Bangalore, India, Berlin, Germany, Leicester, United Kingdom and Crawley, United Kingdom. These leases expire at various times between 2008 and 2017.

We believe that our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

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

No matters were submitted to a vote of our shareholders during our fourth quarter ended December 31, 2007.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Market under the symbol “TRXI.” The following table sets forth, for the period indicated, the range of high and low sales prices for our common stock.

	High	Low
Year Ended December 31, 2007:
First Quarter	$7.79	$3.26
Second Quarter	$4.05	$2.86
Third Quarter	$3.54	$1.98
Fourth Quarter	$2.62	$0.98
Year Ended December 31, 2006:
First Quarter	$10.06	$7.30
Second Quarter	$11.95	$8.39
Third Quarter	$9.20	$4.86
Fourth Quarter	$7.39	$5.00

As of December 31, 2007, there were approximately 42 holders of our common stock. This number includes beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

The following selected consolidated financial data should be read together with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The consolidated statement of operations and other data for the fiscal years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations and other data for the fiscal years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from audited consolidated financial statements not included in this Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations:
Revenues:
Transaction and other revenues (1)	$89,532	$113,504	$115,705	$109,398	$72,760
Client reimbursements	2,570	2,836	2,911	4,061	1,750

Total revenues	92,102	116,340	118,616	113,459	74,510

Expenses:
Operating, excluding depreciation and amortization	56,820	64,673	74,443	73,230	43,734
Selling, general and administrative, excluding depreciation and amortization	16,184	20,159	19,295	19,885	16,023
Technology development	13,178	11,022	11,176	13,462	6,378
Client reimbursements	2,570	2,836	2,911	4,061	1,750
Restructuring	—	691	2,327	1,732	—
Depreciation and amortization	11,217	10,121	9,984	9,943	8,250

Total expenses	99,969	109,502	120,136	122,313	76,135

Operating (loss) income	(7,867)	6,838	(1,520)	(8,854)	(1,625)
Interest (expense) income, net	(227)	675	(2,246)	(2,323)	(1,867)
Debt conversion expense	—	—	(2,898)	—	—
Loss from equity method investments	—	—	—	—	(896)
Benefit (provision) for income taxes	51	(213)	—	—	—

Net (loss) income	$(8,043)	$7,300	$(6,664)	$(11,177)	$(4,388)

Basic and diluted net (loss) income per share	$(0.44)	$0.41	$(0.48)	$(0.91)	$(0.38)

Basic weighted average shares outstanding	18,272	17,711	13,817	12,248	11,482
Diluted weighted average shares outstanding	18,272	17,745	13,817	12,248	11,482

Other Data:
Non-cash stock compensation	$366	$1,057	$70	$374	$690
Cash provided by operating activities	$4,745	$10,815	$8,506	$2,611	$13,054
Capital expenditures	$8,716	$9,151	$8,675	$9,426	$7,482
Transaction processing transactions	85,654	83,788	81,437	73,474	56,017

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Working capital (deficit) (1)	$(19,312)	$1,449	$(1,838)	$(24,894)	$(1,100)
Total assets	87,789	89,713	76,134	66,366	44,241
Long-term debt, less current portion	2,917	—	1,909	4,583	166
Convertible notes, net of unamortized discount	—	—	1,360	19,317	18,960
Total shareholders’ equity (deficit)	37,019	41,132	32,601	(6,699)	(1,065)

(1)	In mid-2007, we agreed to sell a limited perpetual license of certain source code to Citibank in order for Citibank to perform certain services in-house that have previously been hosted by us. We also agreed to continue to provide the hosting services historically provided to Citibank until such time as the sale of the perpetual license occurs. The sale price for the perpetual license is $4.5 million and the sale will occur once the requisite activities to assist Citibank in readying its information technology environment to support the technology have been performed by us and accepted by Citibank. We expect the license sale to occur in 2008. In addition, Citibank will compensate us for certain assets that we have purchased in the past for Citibank’s benefit, which are essential to the functionality of the technology. The amount of compensation for such assets will ultimately be determined on the date on which the perpetual license is sold. The sale of the license, the compensation for the assets referred to above, and the hosting services are all elements of the Amendment. Revenue recognition for these elements is governed by American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”). In accordance with SOP 97-2, as there is no vendor specific objective evidence of the fair value of the perpetual license, revenue associated with the hosting services is being deferred until the sale of the perpetual license occurs. The amount of revenue deferred for the hosting services is $6.5 million as of December 31, 2007. Additionally, the reduction in revenue resulted from a decrease in revenues per transaction from Expedia. The Citibank deferral of revenue has also contributed to the working capital deficit as of December 31, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

TRX is a global technology company. We develop and host software applications to automate manual processes and track transaction data, enabling our clients to optimize performance and control costs. We are a leading provider to the travel industry and expect to eventually include growth in industries beyond travel, such as financial services and health care. For the foreseeable future, we intend to focus our efforts on the large opportunities within the travel industry. We deliver our technology applications as a service over the Internet to travel agencies, corporations, travel suppliers, government agencies, credit card associations, credit card issuing banks, and third-party administrators. TRX is headquartered in Atlanta, Georgia with operations and associates in North America, Europe, and Asia.

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

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia and its affiliates, accounted for 41% of our global revenues in fiscal 2007. Expedia has been a client since its launch in 1996. In December 2006, we replaced our existing contract with Expedia with a Master Services Agreement (the “Agreement”). The Agreement continues through 2010. Revenues generated in 2007 under the Agreement are 31% less than those generated in 2006. Our scale and process-reengineering expertise has allowed us to reduce our costs in several areas when measured on a per transaction basis. We have established pricing models that provide volume-based discounts to share scale efficiencies with our clients to ensure long-term, mutually-beneficial relationships. As a result, our average revenue per transaction has generally declined over the last few years. We expect it to continue to decline in the future because of scale efficiencies, as well as trends in the travel processing supply chain that began to evolve in late 2006 that are putting negative pressure on our revenue per transaction.

Our historical business mix contained significant revenue from call center, or “customer care” operations, which accounted for approximately 20% of our transaction and other revenues in 2006. In late 2004, we made a strategic decision to gradually transition away from this type of lower-margin, labor-intensive business and to close some of our customer care facilities. We closed our customer care operations in Paris, France and in Zurich, Switzerland during 2004; in Orangeburg, South Carolina during 2005; and in the United Kingdom during 2006. In connection with these closures, we recorded charges of $0.7 million, $2.3 million and $1.7 million during 2006, 2005 and 2004, respectively, related to employee severance, lease abandonment and related charges. We sold our remaining U.S. call center operations in 2006. During fiscal 2007, our customer care revenues decreased by 79% as compared to 2006.

In August 2006, we acquired the assets and assumed certain liabilities of Travel Analytics, which provides procurement and spend management services to corporations, for $2.3 million. Travel Analytics helps corporations make smart decisions about their travel suppliers and travel policies, with a focus on achieving practical savings. The strategic addition of Travel Analytics expands our growth opportunities in the global corporate travel marketplace and augments the technology and talent in our data reporting offerings for corporate travel clients. In addition to the consideration paid, we agreed to make payments to the previous owner of Travel Analytics equal to 3% of sales related to Travel Analytics’ intellectual property through December 31, 2011. Payments are made semi-annually and are recorded as goodwill in our consolidated balance sheet. During fiscal 2007 and fiscal 2006, we recorded $42,000 and $18,000, respectively, as goodwill in our consolidated balance sheet related to the earnout.

In January 2007, we purchased substantially all of the assets and assumed certain liabilities of Hi-Mark, a Delaware limited liability company and an Atlanta-based provider of data acquisition and business intelligence technologies. We acquired Hi-Mark for total consideration of approximately $20.9 million, which consisted of 500,000 shares of our common stock (valued at $3.4 million, or $6.81 per share based on the closing price of our common stock on the two trading days preceding through the two trading days following our announcement of the acquisition on December 7, 2006, in accordance with EITF Issue 99-12), $10.4 million of cash on hand, a promissory note in favor of Hi-Mark in the amount of $7.0 million which amortizes quarterly over three years and bears interest at the Prime rate, and approximately $0.1 million of our transaction costs. In addition, we may make earnout payments to Hi-Mark of up to $12.0 million dependent on the achievement of defined revenue targets. As of December 31, 2007, we have not made earnout payments to Hi-Mark because such revenue targets have not yet been met.

On July 13, 2007, TRX Data Services and Citibank executed an amendment to the Master Services Agreement dated February 1, 2002, as amended. The Amendment extends the scheduled expiration date of the Master Services Agreement from January 13, 2009 to December 31, 2010. The primary purpose of the Amendment is for TRX Data Services to sell a limited perpetual license of certain source code to Citibank in order for Citibank to perform certain services in-house that have previously been hosted by TRX Data Services. TRX Data Services will continue to perform maintenance and project services for Citibank. As a result of the Amendment, recurring revenues from Citibank generated in 2008 are expected to be significantly less than revenues generated in 2007 and 2006.

The Amendment also provides that we will continue to provide the hosting services historically provided to Citibank until such time as the sale of the perpetual license occurs. The sale price for the perpetual license is $4.5 million and the sale will occur once the requisite activities to assist Citibank in readying its information technology environment to support the technology have been performed by us and accepted by Citibank. We expect the license sale to occur in 2008. In addition, Citibank will compensate us for certain assets that we have purchased in the past for Citibank’s benefit, which are essential to the functionality of the technology. The amount of compensation for such assets will ultimately be determined on the date on which the perpetual license is sold.

The sale of the license, the compensation for the assets referred to above, and the hosting services are all elements of the Amendment. Revenue recognition for these elements is governed by SOP 97-2. In accordance with SOP 97-2, as there is no vendor specific objective evidence of the fair value of the perpetual license, revenue associated with the hosting services is being deferred until the sale of the perpetual license occurs. The amount of revenue deferred for the hosting services is $6.5 million as of December 31, 2007. All costs associated with the hosting services are being expensed as incurred.

In December 2007, we acquired the assembled workforce and certain property assets used by Siemens to provide services to TRX for $0.8 million. The assembled workforce and assets acquired constitute a business as defined by EITF Issue 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” and accordingly we accounted for this transaction as a business combination under SFAS No. 141. While the employees and related assets migrated from Siemens to us in December 2007, we have not yet finalized the related purchase agreement, nor have we paid consideration for the purchase. We expect the agreement to be finalized and consideration to be paid in the first half of 2008. Since control of the assembled workforce and related assets was transferred to us in December 2007, we have recorded a liability to Siemens as of December 31, 2007 for the estimated purchase price.

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

In 2007, we recognized revenue of $92.1 million, of which $16.4 million was generated outside the U.S. For additional information regarding revenue and long-lived assets related to the geographic areas in which we do business, see Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Sources of Revenue

We principally operate a transaction-based business model under long-term contracts using hosted technology applications. Transaction and other revenues have historically been derived from three principal service offerings:

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

•

Customer Care: We generate customer care revenue from service fees based primarily on the number or length of telephone calls answered or the number of email responses delivered. As discussed above, we substantially exited the customer care business prior to 2007.

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

Historically, we have experienced sales cycles of six to eighteen months with respect to several of our larger clients. Additionally, the implementation of our services can take up to one year depending on the size and complexity of the service offering and the speed at which our clients implement the service offering to their customer base. In 2006, we began offering components of our technology solutions to clients and potential clients. This change has reduced the length of our sales cycle and has also reduced the average amount of revenue initially earned from each of our clients. Also in late 2006, we began to experience pricing pressure primarily in our reservation processing business as GDS deregulation placed cost pressure on the supply chain associated with a typical travel reservation. This pricing pressure had a material adverse effect on our revenues and results of operations in 2007 as compared to 2006. Additionally, as a result of the Citibank amendment previously discussed, revenue associated with the hosting services is being deferred until the sale of the perpetual license occurs. The amount of revenue deferred for the hosting services is approximately $6.5 million as of December 31, 2007.

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

Technology development expenses primarily include salaries, benefits and related overhead of personnel focusing on developing and maintaining our technologies. During 2005, we reduced our technology development expense by replacing amounts spent on some of these higher-cost contract labor personnel and consultants with less-costly personnel in the U.S. and India. In 2007, we increased our technology development expense due to our increased investment in new product technology related to our data reporting, reservation processing and online booking product offerings. We expect our technology development expenses in 2008 to be relatively consistent with 2007.

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

We recognize revenue in accordance with EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” when certain other consulting or other services are combined with our transaction processing revenues and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) services have been performed, (3) the fee for services is fixed or determinable, and (4) collectibility is reasonably assured. Generally, these criteria are considered to have been met as follows:

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

With respect to the Citibank amendment discussed above in the “Overview” section, the sale of the license, the compensation for the assets referred to above, and the hosting services are all elements of the Amendment. Revenue recognition for these elements is governed by SOP 97-2. In accordance with SOP 97-2, as there is no vendor specific objective evidence of the fair value of the perpetual license, revenue associated with the hosting services is being deferred until the sale of the perpetual license occurs. The amount of revenue deferred for the hosting services is $6.5 million as of December 31, 2007. All costs associated with the hosting services are being expensed as incurred.

Internal-Use Software Development Costs. We account for internal-use software development costs in accordance with AICPA Statement of Position 98-1, “Accounting for the Cost of Software Developed or Obtained for Internal Use,” (“SOP 98-1”). SOP 98-1 specifies that software costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use is charged to technology development expense as incurred until the project enters the application development phase. Costs incurred in the application development phase are capitalized and depreciated over an estimated useful life of three years, beginning when the software is ready for use.

Each of our software products enters the application development phase upon completion of a detailed program in which: (1) we have established that the necessary skills, hardware and software technology are available to us to produce the product, (2) the completeness of the detailed program design has been confirmed by documentation and tracing the design to product specifications, and (3) the detailed program design has been reviewed for high-risk development issues (for example, novel, unique, unproven function and features or technological innovations), and any uncertainties related to identified high-risk development issues have been resolved through coding and testing. Significant judgment is required in determining when the application development phase has begun.

Goodwill. We assess the impairment of goodwill in accordance with SFAS No. 142. Accordingly, we test our goodwill for impairment annually on September 30, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. Although no impairment of goodwill was identified in our annual goodwill impairment test as of September 30, 2007, 2006 or 2005, given the significant decline in our market capitalization between September 30, 2007 and December 31, 2007, we determined that it was also necessary to test our goodwill for impairment as of December 31, 2007. As part of this interim test, we utilized the assistance of an independent professional appraisal firm. We considered a market approach utilizing our own stock price, a market approach utilizing comparable transactions, as well as an income approach using a discounted cash flow model. The results of this interim test as of December 31, 2007 did not indicate an impairment of our goodwill.

Impairment of long-lived assets. We record our long-lived assets, such as property and equipment and software development costs, at cost. We review the carrying value of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). We evaluate these assets by examining estimated future cash flows to determine if their current recorded value is impaired. We evaluate these cash flows by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will record an impairment of the carrying value of the identified asset as an operating expense in the period in which the determination is made. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and result in impairments of recorded asset balances.

Transaction processing provisions. We have recorded estimates to account for processing errors made in the ticketing or fareloading process that result in tickets being issued at incorrect prices or from agency commissions being miscalculated. Our reserve for processing errors is based on several factors including historical trends, average debit memo lag time and timely identification of errors. Transaction processing provisions were $2.9, $2.1 million and $3.1 million in fiscal 2007, 2006 and 2005, respectively, and are included as operating expenses in our consolidated statements of operations.

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

	Year Ended December 31,
	2007	2006	2005
Transaction and other revenues	100%	100%	100%
Expenses:
Operating	63	57	64
Selling, general and administrative	18	18	17
Technology development	15	10	10
Restructuring	—	1	2
Depreciation and amortization	13	9	9

Total operating expenses before client reimbursements	109	95	102

Operating income (loss)	(9)%	5%	(2)%

Comparison of Fiscal Years Ended December 31, 2007 and December 31, 2006

Revenues. The following table sets forth comparative revenues by type, in dollars and as a percentage of transaction and other revenue, for the fiscal years ended December 31, 2007 and 2006, respectively:

	Year Ended December 31,
	2007		2006		Change
	(dollars in thousands)
Transaction processing	$63,844	71%	$72,627	64%	$(8,783)	(12)%
Data reporting	20,885	23	17,849	16	3,036	17
Customer care	4,803	5	23,028	20	(18,225)	(79)

Transaction and other revenues	89,532	100	113,504	100	$(23,972)

Client reimbursements	2,570		2,836

Total	$92,102		$116,340

Transaction processing revenues. Transaction processing revenues were $63.8 million in fiscal 2007, a decrease of 12% compared to $72.6 million in fiscal 2006. The decrease in transaction processing revenues was primarily due to reduced revenues per transaction from Expedia. We expect revenues per transaction to continue to decline in the future because of scale efficiencies, as well as trends in the travel processing supply chain that began to evolve in late 2006 that are putting negative pressure on our revenue per transaction.

Data reporting revenues. Data reporting revenues were $20.9 million in fiscal 2007, compared to $17.8 million in fiscal 2006. Our revenues grew by $3.8 million due to additional penetration and organic growth from our existing customers and $5.8 million due to acquisitions made in August 2006 and January 2007, partially offset by $6.5 million reduction in revenue from Citibank, as discussed above. Recurring revenues from Citibank generated in 2008 are expected to be significantly less than revenues generated in 2007.

Customer care revenues. Customer care revenues were $4.8 million in fiscal 2007, a decrease of 79% compared to $23.0 million in fiscal 2006, primarily due to the sale of our U.S. call center business effective December 2006, and the closure of our U.K. call center business in May 2006.

Client reimbursement revenues and expenses. Client reimbursement revenues and expenses were $2.6 million in fiscal 2007, a decrease of 9% compared to $2.8 million in fiscal 2006.

Operating expenses. Operating expenses were $56.8 million in fiscal 2007, a decrease of 12% compared to $64.7 million in fiscal 2006. The decrease was primarily due to the decline in our customer care business and the closure of two call center facilities in 2006. As a percentage of revenue, operating expenses increased from 57% in fiscal 2006 to 63% in fiscal 2007. The increase was primarily due to the deferral of $6.5 million of routine data reporting revenues from Citibank, without a related deferral of expenses in accordance with U.S. GAAP.

Selling, general and administrative expenses. Selling, general and administrative expenses were $16.2 million in fiscal 2007, a decrease of 20% compared to $20.2 million in fiscal 2006. The decrease is primarily due to lower stock compensation expense, lower overhead resulting from our condensed management structure in fiscal 2007 and lower bad debt expense resulting from our collection efforts.

Technology development expenses. Technology development expenses were $13.2 million in fiscal 2007, an increase of 20% compared to $11.0 million in fiscal 2006. As a percentage of revenue, technology development expenses increased from 10% in fiscal 2006 to 15% in fiscal 2007. The increase was primarily due to our increased investment in new product technology related to our data reporting, reservation processing and online booking product offerings.

Restructuring expense. We recorded no restructuring expense in fiscal 2007 as compared to $0.7 million of restructuring expense in fiscal 2006. The charge in 2006 is due to $1.0 million of severance, asset impairment charges, and other related costs from the closure of our customer care operations in the United Kingdom, partly offset by a credit of $0.3 million due to the reduction of our estimated remaining lease-termination accrual resulting from a revision to our estimated sublease assumption for the Orangeburg, South Carolina facility.

Depreciation and amortization. Depreciation and amortization expenses were $11.2 million in fiscal 2007, an increase of 11% compared to $10.1 million in fiscal 2006. The increase is primarily due to additional depreciation and amortization related to assets acquired from our acquisition of Hi-Mark in January 2007.

Interest income. We generated $0.4 million of interest income in fiscal 2007, a decrease of 64% compared to $1.0 million in fiscal 2006. The decrease is primarily due to reduced cash balances available for investment due to the cash portion of the purchase price paid for the Hi-Mark acquisition.

Interest expense. Interest expense was $0.6 million in fiscal 2007, an increase of 80% compared to $0.3 million in fiscal 2006. The increase in interest expense is due to the interest expense on a promissory note issued related to the Hi-Mark acquisition in January 2007.

Income tax provision. We recorded an income tax benefit of $0.1 million for fiscal 2007 related to a refund of a portion of our 2006 alternative minimum tax. We recorded an income tax provision of $0.2 million for fiscal 2006 related to alternative minimum tax.

Net (loss) income. Due to the factors described above, we reported a net loss of $8.0 million in fiscal 2007 compared to net income of $7.3 million in fiscal 2006.

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

Interest income (expense), net. We generated $0.7 million of net interest income in fiscal 2006, compared to net interest expense of $2.2 million in fiscal 2005. Our interest expense declined significantly due to debt repayments, and our interest income increased due to cash balances generated primarily from our initial public offering of common stock in September 2005 and increased rates of interest earned on invested cash.

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

Liquidity and Capital Resources

We have funded our operations primarily with cash from operating activities, the private placement of debt and equity securities totaling approximately $30.0 million since 2001, and the public offering of common stock that provided net proceeds of approximately $26.4 million in September 2005. The underlying drivers of cash from operating activities include cash receipts from the sale of our products and services and cash payments to our employees and service providers. Most of our larger clients remit payment for our services 30 to 90 days in advance of our service delivery. Advance payments from clients are recorded as customer deposits and deferred revenue until the service is performed.

At December 31, 2007, our principal sources of liquidity were cash and cash equivalents of $8.9 million and $10.0 million of availability under our revolving credit facility. We had no borrowings outstanding under our credit facility at December 31, 2007. The maximum amount available under our revolving credit facility is $10.0 million, and the availability fluctuates based upon our last twelve months’ consolidated senior leverage ratio (as defined in the facility).

Net cash provided by operating activities was $4.7 million in fiscal 2007 compared to $10.8 million in fiscal 2006. The primary driver of the decrease in operating cash flow was reduced revenues per transaction from Expedia. Net cash provided by operating activities was $10.8 million in fiscal 2006 compared to $8.5 million in fiscal 2005. The primary driver of the increase in operating cash flow in 2006 was improved operating profitability, mostly offset by the fact that we used working capital of $8.2 million in 2006, compared to generating $1.2 million of working capital in 2005.

Net cash used in investing activities was $19.1 million in fiscal 2007 compared to $10.4 million in fiscal 2006. The primary driver of the increase in fiscal 2007 related to the $10.4 million of cash paid in partial consideration of the acquisition of Hi-Mark. The other significant driver of our investing activities is our capital expenditures, which include costs associated with internally developed software, as well as infrastructure required to support volume expansion, the acquisition of new revenue streams with new and existing clients, investment in business continuity, and opportunities to reduce costs. As of December 31, 2007, we had no material commitments related to capital expenditures. Net cash used in investing activities was $10.4 million in fiscal 2006 compared to $8.7 million in fiscal 2005. The increase primarily related to the $1.5 million of purchase price paid (net of cash acquired) for the acquisition of substantially all of the assets of Travel Analytics.

Net cash used in financing activities was $1.8 million in fiscal 2007 compared to $5.2 million in fiscal 2006. The primary driver of financing cash outflow in both 2007 and 2006 was debt repayments. Net cash used in financing activities was $5.2 million in fiscal 2006 compared to net cash provided by financing activities of $18.9 million in fiscal 2005. Cash provided by financing activities during 2005 included $26.4 million of net proceeds from our initial public offering of common stock, the repayment of a note receivable from a shareholder of $1.0 million, and net proceeds of $0.8 million related to the exercise of stock options and $0.1 million in proceeds from our employee stock purchase plan, partially offset by payments of $4.6 million on long-term debt, $4.5 million for warrant repurchase and debt conversion expenses and $0.3 million to repurchase common stock.

We have a $10.0 million senior secured revolving credit facility that expires in April 2009. The lender holds a senior security interest in all of our domestic assets and a 66% interest in the stock of our international subsidiaries. Under the facility, we are subject to a maximum consolidated senior leverage ratio (as defined in the facility) of 1 to 1. The facility also requires that we reduce our borrowings under the facility to $2.0 million or less for 30 days during each calendar quarter. We are restricted in our ability to, among other things, make advances to our European operations, make acquisitions or sell assets, make capital expenditures, incur additional indebtedness and pay dividends. We are currently in compliance with all covenants. We pay a variable rate of interest on draws, at LIBOR plus 0.5%, and an annual fee of 0.5% of the unused portion of the $10.0 million commitment. At December 31, 2007, we had no borrowings outstanding against the facility. We have an outstanding letter of credit in the amount of $45,000 against the facility as of December 31, 2007.

Based on our current level of operations, we believe our cash flow from operations and other available sources of liquidity, including borrowings under the revolving credit facility until it matures in April 2009, will provide adequate funds for ongoing operations, planned capital expenditures and debt service for the next twelve months.

Contractual Obligations

The following table summarizes our future minimum non-cancelable contractual obligations (including interest) at December 31, 2007:

	Payments Due by Period
	Total	Less than one year	1-3 years	3-5 years	More than five years
	(in thousands)
Long-term debt	$5,250	$2,333	$2,917	$—	$—
Cash interest costs	476	317	159	—	—
Operating leases	6,820	2,779	1,958	1,521	562
Employment agreements	4,235	1,791	2,444	—	—

Total contractual obligations	$16,781	$7,220	$7,478	$1,521	$562

The above contractual obligations table excludes any amounts due under the earnout provisions executed as part of the acquisitions of Travel Analytics and Hi-Mark, because such amounts are based on a percentage of future revenues. All such obligations are payable in cash. We may make earnout payments to Hi-Mark of up to $12.0 million dependent on the achievement of defined revenue targets. The cash interest costs shown above assume that interest rates in effect at December 31, 2007 on variable rate debt remain constant in the future. The long-term commitments under operating leases shown above consist of facility leases in the U.S. and Europe for our operations. The employment agreements with certain key executives provide for compensation and benefits through the expiration of the individual agreements upon termination of employment, other than by the employee voluntarily or by us for cause. We have not included our unrecognized tax benefits in the above contractual obligations table because we have not recorded a liability for our unrecognized tax benefits as they are fully offset by net operating losses.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations, but is designed to improve, simplify, and converge internationally the accounting for business combinations, including enhancing principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. Additionally, the standard establishes disclosure requirements to enable the evaluation of and financial effects of the business combination. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. We do not expect that the adoption of this standard will have a material effect on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We do not expect that the adoption of this standard will have a material effect on our consolidated financial position and results of operations.

In January 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), with no impact on beginning retained earnings. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in financial statements. As of January 1, 2007 and December 31, 2007, we had total unrecognized tax benefits of $815 and $393, respectively. The unrecognized tax benefits are fully offset by net operating losses. These unrecognized tax benefits relate primarily to the timing for recognition on various deductions or items of income. If recognized, the tax benefits will have no impact on the effective rate in a future period. We recognize potential accrued interest and penalties related to unrecognized tax benefits within our income tax expense. Due to our net operating loss carryforward position, we recognized no interest and penalties at January 1, 2007 or during fiscal 2007, associated with our uncertain tax positions.

Tax years 2005 and 2006 remain subject to examination by U.S. Federal and state taxing authorities. A U.S. federal audit of the 2004 tax year was concluded in 2007. This resulted in a reduction in the NOL carryforward in the amount of $1,128 on our 2006 federal corporate income tax return. Our primary state tax jurisdictions are Georgia, Florida, South Carolina, Texas, Virginia, and West Virginia, and our primary international jurisdictions are the United Kingdom, Germany and India. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2003-2006
Georgia	2003-2006
Florida	2003-2006
South Carolina	2003-2006
Texas	2003-2006
Virginia	2003-2006
West Virginia	2003-2006
United Kingdom	2004-2006
Germany	2003-2006

Our Indian operation has not been included in the table above since the acquisition was effective December 1, 2007 and thus we have not filed a tax return inclusive of this operation.

We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the twelve month period ended December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. This standard is effective on January 1, 2008 and will be applied prospectively. We do not expect that the adoption of this standard will have a material effect on our consolidated financial position and results of operations.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Exchange Risk. Approximately 18% of our consolidated revenues during fiscal 2007 and 14% of our consolidated assets at December 31, 2007 are associated with operations outside of the U.S. The U.S. dollar balance sheets and statements of operations for these businesses are subject to currency fluctuations. We are most vulnerable to fluctuations in the British pound sterling, euro and the Indian rupee against the U.S. dollar. Historically, we have not entered into derivative financial instruments to mitigate this risk, as it has not been cost-effective for us. Through 2007, the impact of currency fluctuations on profitability has not been significant since both revenues and operating costs of these businesses are denominated in local currency. If the U.S. dollar had a 10 percent greater appreciation against our non-U.S. dollar denominated businesses in 2007, consolidated revenues and operating loss would have been reduced by approximately $149,000 and $0, respectively. We may use derivative financial instruments in the future if we deem it useful in mitigating an exposure to foreign currency exchange rates. The cumulative translation adjustment was a $0.1 million increase in shareholders’ equity at December 31, 2007.

Interest Rate Market Risk. Our interest costs are sensitive to changes in the general level of interest rates, because our note payable and our revolving credit facility are at a variable interest rate based on the Prime rate and LIBOR, respectively. We had no borrowings under our revolving credit facility at or during the year ended December 31, 2007. An increase in interest rates of one percentage point during fiscal 2007 would have increased our interest expense by $52,500.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007 AND 2006 AND FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

TRX, Inc. and Subsidiaries

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of TRX, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TRX, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,”, effective January 1, 2007. As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006, based on the modified prospective application transition method.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 7, 2008

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 and 2006

(In thousands, except share data)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,879	$24,444
Settlement assets (Note 2)	60	13,944
Trade accounts receivable, net	16,181	8,169
Prepaids and other	2,786	2,547

Total current assets	27,906	49,104

NONCURRENT ASSETS:
Property and equipment, net	19,496	16,412
Goodwill	36,981	23,122
Other assets, net	3,406	1,075

Total noncurrent assets	59,883	40,609

Total assets	$87,789	$89,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$22,966	$20,151
Customer deposits and deferred revenue	21,859	13,403
Settlement obligations (Note 2)	60	13,944
Current portion of long-term debt	2,333	157

Total current liabilities	47,218	47,655

NONCURRENT LIABILITIES:
Long-term debt—less current portion	2,917	—
Other long-term liabilities	635	926

Total noncurrent liabilities	3,552	926

Total liabilities	50,770	48,581

COMMITMENTS AND CONTINGENCIES (NOTE 3)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 18,492,332 and 17,960,301 shares issued; 18,304,801 and 17,772,771 shares outstanding	184	179
Additional paid-in capital	95,519	91,659
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Cumulative translation adjustment	142	77
Accumulated deficit	(56,532)	(48,489)

Total shareholders’ equity	37,019	41,132

Total liabilities and shareholders’ equity	$87,789	$89,713

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	2007	2006	2005
REVENUES:
Transaction and other revenues	$89,532	$113,504	$115,705
Client reimbursements	2,570	2,836	2,911

Total revenues	92,102	116,340	118,616

EXPENSES:
Operating, excluding depreciation and amortization	56,820	64,673	74,443
Selling, general, and administrative, excluding depreciation and amortization	16,184	20,159	19,295
Technology development	13,178	11,022	11,176
Client reimbursements	2,570	2,836	2,911
Restructuring	—	691	2,327
Depreciation and amortization	11,217	10,121	9,984

Total expenses	99.969	109,502	120,136

OPERATING (LOSS) INCOME	(7,867)	6,838	(1,520)
INTEREST INCOME (EXPENSE):
Interest income	356	999	351
Interest expense	(583)	(324)	(2,597)

Total interest (expense) income, net	(227)	675	(2,246)
DEBT CONVERSION EXPENSE	—	—	(2,898)

(LOSS) INCOME BEFORE INCOME TAXES	(8,094)	7,513	(6,664)
BENEFIT (PROVISION) FOR INCOME TAXES	51	(213)	—

NET (LOSS) INCOME	$(8,043)	$7,300	$(6,664)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,272	17,711	13,817

Diluted	18,272	17,745	13,817

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE	$(0.44)	$0.41	$(0.48)

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Note Receivable From Shareholder	Deferred Compensation	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount
BALANCE—December 31, 2004	12,461,752	$125	$45,001	$(1,009)	$(1,000)	$(113)	$(578)	$(49,125)	$(6,699)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(6,664)	(6,664)
Cumulative translation adjustment	—	—	—	—	—	—	1,121	—	1,121

Total comprehensive loss									(5,543)
Amortization of deferred compensation	—	—	—	—	—	70	—	—	70
Issuance of common stock, net of offering costs	3,400,000	34	26,406	—	—	—	—	—	26,440
Conversion of notes	1,791,830	18	19,731	—	—	—	—	—	19,749
Repurchase of warrant	—	—	(2,016)	—	—	—	—	—	(2,016)
Exercise of stock options, net of $0 of taxes	105,000	1	808	—	—	—	—	—	809
Employee stock purchase plan	10,722	1	76	—	—	—	—	—	77
Repayment of note receivable from shareholder	—	—	—	—	1,000	—	—	—	1,000
Purchases of treasury stock	(105,000)	(1)	—	(1,285)	—	—	—	—	(1,286)

BALANCE—December 31, 2005	17,664,304	$178	$90,006	$(2,294)	$—	$(43)	$543	$(55,789)	$32,601
Comprehensive income:
Net income	—	—	—	—	—	—	—	7,300	7,300
Cumulative translation adjustment	—	—	—	—	—	—	(466)	—	(466)

Total comprehensive income									6,834
Reclassification of deferred compensation upon adoption of SFAS 123(R) and other	—	—	(152)	—	—	43	—	—	(109)
Employee stock purchase plan	22,597	—	149	—	—	—	—	—	149
Issuance of common stock	85,870	1	599	—	—	—	—	—	600
Share-based payment expense under SFAS 123 (R)	—	—	1,057	—	—	—	—	—	1,057

BALANCE—December 31, 2006	17,772,771	$179	$91,659	$(2,294)	$—	$—	$77	$(48,489)	$41,132
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(8.043)	(8,043)
Cumulative translation adjustment	—	—	—	—	—	—	65	—	65

Total comprehensive loss									(7,978)
Employee stock purchase plan	32,030	—	93	—	—	—	—	—	93
Issuance of common stock in connection with business combination	500,000	5	3,400	—	—	—	—	—	3,405
Share-based payment expense under SFAS 123(R)	—	—	367	—	—	—	—	—	367

BALANCE—December 31, 2007	18,304,801	$184	$95,519	$(2,294)	$—	$—	$142	$(56,532)	$37,019

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,043)	$7,300	$(6,664)

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,217	10,121	9,984
Debt conversion expense	—	—	2,898
Non-cash restructuring charges	—	193	499
(Reduction to) provision for bad debts	(132)	324	213
Stock compensation expense	351	1,031	70
Amortization of debt discount	—	—	267
Changes in assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(5,802)	(2,165)	5,135
Prepaids and other assets	(1,021)	(296)	340
Accounts payable and accrued liabilities	200	(6,829)	(2,014)
Customer deposits and deferred revenue	7,975	1,136	(2,222)

Total adjustments	12,788	3,515	15,170

Net cash provided by operating activities	4,745	10,815	8,506

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,716)	(9,151)	(8,675)
Acquisitions, net of cash acquired	(10,382)	(1,475)	—
Sale of assets	—	250	—

Net cash used in investing activities	(19,098)	(10,376)	(8,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes	—	(1,360)	—
Repayments of long-term debt	(1,907)	(4,031)	(4,583)
Issuance of common stock, net of offering costs	—	—	26,440
Debt conversion expense	—	—	(2,898)
Repurchase of warrant	—	—	(1,600)
Repayment of note receivable from shareholder	—	—	1,000
Purchases of treasury stock	—	—	(321)
Proceeds from stock plans	93	149	886

Net cash (used in) provided by financing activities	(1,814)	(5,242)	18,924

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	602	614	(717)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,565)	(4,189)	18,038

CASH AND CASH EQUIVALENTS—Beginning of year	24,444	28,633	10,595

CASH AND CASH EQUIVALENTS—End of year	$8,879	$24,444	$28,633

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands, except share data)

1. ORGANIZATION AND NATURE OF OPERATIONS

TRX, Inc. and its subsidiaries (“we”, “us”, “our” or “TRX”) is a global technology company. We develop and host software applications to automate manual processes and track transaction data, enabling our clients to optimize performance and control costs. We are a leading provider to the travel industry and expect to eventually include growth in industries beyond travel, such as financial services and health care. For the foreseeable future, we intend to focus our efforts on the large opportunities within the travel industry. We deliver our technology applications as a service over the Internet to travel agencies, corporations, travel suppliers, government agencies, credit card associations, credit card issuing banks, and third-party administrators. TRX is headquartered in Atlanta, Georgia with operations and associates in North America, Europe, and Asia. We are majority-owned by BCD Technology, S.A. (“BCD”). The accompanying consolidated financial statements include the accounts of TRX, Inc. and its subsidiaries for the periods presented.

In February 2006, we entered into a five-year agreement related to global business development with E2E SerWiz Solutions, Ltd. (“SWS”), a subsidiary of TATA Sons Ltd. Pursuant to the agreement, the parties market their respective offerings in the global travel marketplace in consideration for specified fees based on new business referred. Additionally, in February 2006, we entered into a shared services agreement with SWS, effective November 1, 2005, in which we agreed to facilitate SWS’ establishment of U.S.-based customer care operations during 2006. In connection with this agreement, we transferred all of our U.S.-based customer care assets and employees, located in Parkersburg, West Virginia and Milton, Florida to SWS on April 1, 2006. We transferred assets with a net book value of approximately $75 to SWS for $250 and expect to record a gain associated with such sale of approximately $175 when our continuing involvement with SWS concludes (currently expected in 2008). In addition, we retained SWS as a subcontractor from April 2006 through December 2006, in order to provide customer care services to certain of our clients in the U.S.

2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Cash and Cash Equivalents—We consider all highly liquid investments with purchased maturities of three months or less to be cash equivalents. Cash equivalents consisted solely of money market funds and investment grade commercial paper at December 31, 2007 and 2006. Interest income during fiscal 2007, 2006 and 2005 was $356, $999 and $351, respectively.

Settlement Assets and Settlement Liabilities—We provide back office processing services for a client. We recognize fees associated with such services as revenues when services are rendered. We collect cash relating to the sale of travel on behalf of our client, and remit such cash to the providers of related travel services (such as airline, hotel, etc.). We have a legal obligation to settle these transactions on behalf of our client each month, and therefore classify both the obligation and related asset as current on the accompanying consolidated balance sheet. During 2007, our client transitioned the majority of back office processing in-house, which has significantly reduced the recorded amounts of settlement assets and settlement liabilities at December 31, 2007.

Trade Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We maintain an allowance for doubtful accounts to reserve for receivables that are not probable of collection. Management reviews the accounts receivable by aging category to identify specific customers with known disputes or collectibility issues. In determining the amount of the reserve, management makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. The following table shows our allowance for doubtful accounts, and the associated activity for each of the three years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
Balance, January 1	$(688)	$(495)	$(597)
Reduction to (provision for) bad debts	132	(324)	(213)
Writeoffs, net of recoveries	327	131	315

Balance, December 31	$(229)	$(688)	$(495)

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

We have incurred expenditures for software used to facilitate internal data consolidation processes and to enable transaction processing services for our clients. We follow the guidance set forth in AICPA Statement of Position 98-1, “Accounting for the Cost of Software Developed or Obtained for Internal Use.” Software costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use are charged to technology development expense as incurred until the project enters the application development phase. Costs incurred in the application development phase are capitalized and depreciated over the estimated useful life of three years, beginning when the software is ready for use.

The following details the components of property and equipment (and estimated useful lives) at December 31, 2007 and 2006:

	2007	2006
Computers, purchased software, and equipment (3-5 years)	$42,538	$35,546
Internally-developed software costs (3 years)	8,423	7,776
Leasehold improvements (up to 7 years)	5,234	5,448
Furniture and fixtures (7 years)	2,937	2,886

	59,132	51,656
Accumulated depreciation	(39,636)	(35,244)

	$19,496	$16,412

Included in the above table are capital lease assets with costs of $0 and $968 at December 31, 2007 and 2006, respectively, and accumulated depreciation of $0 and $822, respectively. Depreciation expense was $10,852, $9,944 and $9,779 during fiscal 2007, 2006 and 2005, respectively.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually as of September 30 or more frequently if an event occurs or circumstances change that more likely than not reduce the value of a reporting unit below its carrying value. We have one reporting unit as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). We use September 30 as our annual impairment testing date for goodwill. For purposes of goodwill impairment testing, we compare the fair value of the reporting unit with its carrying amount, including goodwill. The fair value is determined based on expected discounted future cash flows. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill. Although no impairment of goodwill was identified in our annual goodwill impairment test as of September 30, 2007, 2006 or 2005, given the significant decline in our market capitalization between September 30, 2007 and December 31, 2007, we determined that it was also necessary to test our goodwill for impairment as of December 31, 2007. As part of this interim test, we utilized the assistance of an independent professional appraisal firm. We considered a market approach utilizing our own stock price, a market approach utilizing comparable transactions, as well as an income approach using a discounted cash flow model. The results of this interim test as of December 31, 2007 did not indicate an impairment of our goodwill.

Our goodwill was acquired through the 1999 purchase of International Software Products in the United States, the 2004 purchase of the remaining unowned interests in the United Kingdom and Central Europe equity method investments, the 2006 purchase of Travel Analytics, Inc. (“Travel Analytics”) (Note 9), the 2007 acquisition of certain assets and assumption of certain liabilities of Hi-Mark, LLC (“Hi-Mark”) (Note 9) and the goodwill resulting from the purchase of the assembled workforce and certain property assets used by Siemens Shares Services LLC (“Siemens”) to provide services to TRX (Note 9).

The following table discloses the changes in the carrying amount of goodwill during the years ended December 31, 2007 and 2006:

	2007	2006
Balance, January 1	$23,122	$21,512
Goodwill acquired (Note 9)	13,817	1,592
Earnout on Travel Analytics (Note 9)	42	18

Balance, December 31	$36,981	$23,122

Other Intangible Assets—We recorded $1,905 in 2007 to recognize the value of identifiable intangible assets acquired as part of our purchase of certain assets of Hi-Mark (Note 9), we recorded $539 in 2006 to recognize the value of identifiable intangible assets acquired as part of our purchase of certain assets of Travel Analytics (Note 9), and we recorded $615 to recognize the value of certain customer relationships as part of our purchase of our European equity method investments in 2004. These amounts are included in other assets, net in the accompanying consolidated balance sheets. We expect to record approximately $365 of amortization expense related to these intangible assets in each of the next two years, $354 of amortization expense in the third year, $338 of amortization expense in the fourth year, $206 of amortization expense in the fifth year and $807 in the years thereafter. We recorded related amortization expense of $365, $109 and $62 during fiscal 2007, 2006 and 2005, respectively.

Changes in other intangible assets during fiscal 2007 and 2006 were as follows:

	2007	2006
Balance, January 1	$893	$463
Acquisitions (see Note 9)	1,905	539
Amortization of intangible assets	(365)	(109)

Balance, December 31	$2,433	$893

A summary of our intangible assets as of December 31, 2007 and 2006 is as follows:

		December 31, 2007		December 31, 2006
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	6 – 8 years	$615	$(309)	$615	$(232)
Trademarks and patents	10 years	2,062	(224)	432	(18)
Non-compete agreements	4 – 5 years	382	(93)	107	(11)

		$3,059	$(626)	$1,154	(261)

Impairment of Long-Lived Assets—We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. In management’s opinion, the carrying values of long-lived assets, including property and equipment and other intangible assets are not impaired at December 31, 2007.

Other Assets—At December 31, 2007 and 2006, other assets include $746 and $28, respectively, of deposits related to our India operations and deferred costs associated with the issuance of our revolving credit facility and debt (Note 4). The deferred costs are being amortized to interest expense using the straight-line method over the life of the related debt.

Accounts Payable and Accrued Liabilities—This balance consists of the following components at December 31, 2007 and 2006:

	2007	2006
Accounts payable and other	$10,086	$8,694
Personnel-related accruals	5,603	7,837
Client-related accruals	6,646	3,043
Restructuring accruals	17	219
Accrued interest	95	—
Facility-related accruals	519	358

	$22,966	$20,151

Customer Deposits and Deferred Revenue—Several customer agreements require prepayments to us for transaction revenue. These deposits are recognized as revenue as the service is provided. In addition, deferred revenue primarily represents implementation fees that are prepaid, and recognized as revenue when earned. As a result of our Citibank amendment discussed in Note 1, revenue associated with the hosting services is being deferred until the sale of the perpetual license occurs. The amount of revenue deferred for the hosting services is $6.5 million as of December 31, 2007. Customer deposits and deferred revenue consist of the following at December 31, 2007 and 2006:

	2007	2006
Customer deposits	$9,013	$9,891
Deferred revenue	12,846	3,512

Total customer deposits and deferred revenue	$21,859	$13,403

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

The Amendment also provides that we will continue to provide the hosting services historically provided to Citibank until such time as the sale of the perpetual license occurs. The sale price for the perpetual license is $4.5 million and the sale will occur once the requisite activities to assist Citibank in readying its information technology environment to support the technology have been performed by us and accepted by Citibank. We expect the license sale to occur in 2008. In addition, Citibank will compensate us for certain assets that we have purchased in the past for Citibank’s benefit, which are essential to the functionality of the technology. The amount of compensation for such assets will ultimately be determined on the date on which the perpetual license is sold.

The sale of the license, the compensation for the assets referred to above, and the hosting services are all elements of the Amendment. Revenue recognition for these elements is governed by American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”). In accordance with SOP 97-2, as there is no vendor specific objective evidence of the fair value of the perpetual license, revenue associated with the hosting services is being deferred until the sale of the perpetual license occurs. The amount of revenue deferred for the hosting services is $6.5 million as of December 31, 2007. All costs associated with the hosting services are being expensed as incurred.

We apply EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” which requires that client reimbursements received for direct costs paid to third parties and related expenses be characterized as revenue. Client reimbursements represent direct costs paid to third parties primarily for voice and data and items such as paper tickets.

Concentration of Credit Risk—A significant portion of our revenues is derived from a limited number of clients. Our top five clients accounted for approximately 74%, 81% and 84% of our total revenues in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Contracts with the major clients may be terminated by the client if we fail to meet certain performance criteria. Expedia, Inc. and its affiliates accounted for 41% of revenues in fiscal 2007, including Expedia.com, which represented approximately 25% of revenues in fiscal 2007. Expedia, Inc. and its affiliates accounted for 47% of revenues in fiscal 2006, including Expedia.com, which represented approximately 34% of revenues in fiscal 2006. Expedia.com accounted for 35% of revenues during fiscal 2005. Citibank accounted for 13%, 14% and 12% of revenues during fiscal 2007, fiscal 2006 and fiscal 2005, respectively, and Expedia.co.uk accounted for 10% of revenues during fiscal 2005. At December 31, 2007 and 2006, 15% and 11%, respectively, of our accounts receivable related to Citibank. We expect a further decline in the concentration of recurring Citibank revenue as a result of our Citibank amendment discussed previously.

Fair Value of Financial Instruments—The carrying values of cash and cash equivalents, trade accounts receivable, accounts payable, and other financial instruments approximate their fair values principally because of the short-term nature of these instruments. The fair value of our long-term debt is estimated based on the current rates offered to us for debt of similar terms and maturities. The fair value of our long-term debt approximates carrying value as it is variable rate debt.

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

All common stock equivalents with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The following table sets forth the computation of basic and diluted net (loss) income per share:

	2007			2006			2005
	Net Loss	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic net (loss) income per share	$(8,043)	18,272	$(0.44)	$7,300	17,711	$0.41	$(6,664)	13,817	$(0.48)
Effect of dilutive securities:
Options to acquire common stock	—	—	—	—	34	—	—	—	—

Diluted net (loss) income per share	$(8,043)	18,272	$(0.44)	$7,300	17,745	$0.41	$(6,664)	13,817	$(0.48)

Because of their anti-dilutive effect on the income per share recorded in each of the periods presented, the diluted share base excludes incremental shares related to convertible debt, warrants to purchase common stock and employee stock options as follows:

	2007	2006	2005
Convertible debt	—	108	1,391
Accrued but unpaid interest on convertible debt	—	42	125
Warrants	—	—	47
Stock options	1,599	1,877	1,262

Total	1,599	2,027	2,825

Stock-Based Employee Compensation—We account for stock-based employee compensation under SFAS No. 123 (revised 2004) entitled, “Share-Based Payment” (“SFAS 123(R)”). This standard requires the recognition of compensation expense for the grant-date fair value of all share-based awards granted to employees. SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after

January 1, 2006, as well as to the unvested portion of awards outstanding as of January 1, 2006. We adopted SFAS 123(R) by using the modified prospective transition method, which requires us to value stock options granted prior to our adoption of SFAS 123(R) under the fair value method and expense the unvested portion over the remaining vesting period, for existing unvested options, as well as shares purchased by employees under our Employee Stock Purchase Plan (“ESPP”). SFAS 123(R) also requires us to estimate forfeitures in calculating the expense related to stock-based compensation.

As a result of adopting SFAS 123(R) on January 1, 2006, our operating income and net income for fiscal 2006 are $1,057 ($0.06 per basic and diluted share) lower than if we had continued to account for share-based compensation under APB No. 25. The adoption of SFAS 123(R) had no effect on our statement of cash flows for fiscal 2006. Deferred compensation of $43 was transferred to additional paid-in capital upon adoption of SFAS 123(R). If we had accounted for our stock-based awards under SFAS No. 123, pro forma net loss for the year ended December 31, 2005 would have been as follows:

2005
Net loss—as reported	$(6,664)
Add: Stock-based employee compensation expense included in reported net income	70
Deduct: Stock-based compensation expense determined under fair value-based method	(567)

Pro forma net loss	$(7,161)

Basic and diluted loss per share—as reported	$(0.48)
Pro forma basic and diluted loss per share	$(0.52)

The weighted average grant-date fair value of the options granted during fiscal 2007, calculated using the Black-Scholes model, ranged from $0.29 to $1.81. The weighted average grant-date fair value of the options granted during fiscal 2006, calculated using the Black-Scholes model, ranged from $1.00 to $3.59. The weighted average grant-date fair value of the options granted during fiscal 2005, calculated using the Black-Scholes model, ranged from $1.45 to $2.88.

The following assumptions were used for grants in fiscal 2007: dividend yield of zero, volatility of 22.1% to 27.9%, risk-free interest rate of 3.03% to 4.86%, and an expected life of 2.00 to 4.25 years. The following assumptions were used for stock option grants in fiscal 2006: dividend yield of zero, volatility of 20.8% to 28.6%, risk-free interest rate of 4.60 to 5.00%, and an expected life of 2.00 to 4.25 years. In fiscal 2005, we issued 1.5 million stock options as part of our initial public offering, and have computed the value of these stock-based awards using the fair value method, employing the Black-Scholes model. The following assumptions were used for grants in fiscal 2005: dividend yield of zero, volatility of 22.2% to 31.3%, risk-free interest rate of 4.11%, and an expected life of 2.00 to 4.25 years. Expected volatility is based on the volatility of a group of stocks we view as peer companies, due to the limited history of our stock trading on an exchange. We use historical data to estimate the expected life and employee termination assumptions in our accounting under SFAS 123(R). The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected life of the grant.

At December 31, 2007, options to purchase 941,380 shares of common stock were available for future grant under our stock plan. The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.58 – $9.00	1,357,000	8.2	$7.71	757,000	$7.10
$9.35 – $12.24	241,810	4.8	$10.85	210,310	$10.78

	1,598,810	7.7	$8.18	967,310	$8.87

Information regarding activity under our stock plan is summarized as follows:

	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1	1,814,810	$8.92	1,939,810	$9.35	584,810	$10.06
Granted	273,000	4.93	316,000	6.93	1,507,000	9.00
Cancelled	(489,000)	9.11	(441,000)	9.35	(47,000)	10.73
Exercised	—	—	—	—	(105,000)	7.69

Outstanding at December 31	1,598,810	$8.18	1,814,810	$8.92	1,939,810	$9.35

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At December 31, 2007, the aggregate intrinsic value of options outstanding was $0 with a weighted average exercise price of $8.18 and a weighted average remaining contractual term of 7.7 years; the aggregate intrinsic value of the 967,310 options exercisable was $0 with a weighted average exercise price of $8.87 and a weighted average remaining contractual term of 5.8 years; and the aggregate intrinsic value of the 1,429,336 options vested or expected to vest was $0 with a weighted average exercise price of $8.18 and a weighted average remaining contractual term of 7.7 years. The intrinsic value for stock options exercised in fiscal 2005 was $477.

The following table summarizes unvested stock options outstanding as of December 31, 2007 as well as activity during the year then ended:

	Unvested Options
	Options	Weighted Average Grant-Date Fair Value
Outstanding at January 1	1,026,000	$8.56
Granted	273,000	4.93
Cancelled	(311,750)	8.82
Vested	(355,750)	7.84

Outstanding at December 31	631,500	$7.27

Compensation cost from nonvested stock granted to employees is recognized as expense using the straight-line method over the vesting period. As of December 31, 2007, total unrecognized compensation cost related to nonvested stock options was approximately $0.5 million. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years. For fiscal 2007, 2006 and 2005, our total stock-based compensation expense was approximately $366, $1,057 and $70, respectively.

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

Statement of Cash Flows—Cash paid for interest was $440, $995 and $1,898 for fiscal 2007, 2006 and 2005, respectively. Cash paid for income taxes net of amounts refunded was $172 in fiscal 2007 and $0 in fiscal 2006 and 2005. We had accrued capital expenditures of $5 and $7 at December 31, 2007 and 2006, respectively. For fiscal 2007, non-cash investing and financing activities related to the acquisition of Hi-Mark in January 2007 include the issuance of a $7,000 promissory note and common stock valued at $3,405 (Note 9). During fiscal 2005, we settled convertible notes of $18,640 and associated interest payable of $1,109 by issuing 1,795,184 shares of common stock. During fiscal 2005, we issued debt of $964 relating to our purchase of stock associated with options exercised.

Foreign Currency Translation—We have subsidiaries operating in the United Kingdom, Germany and India at December 31, 2007. The functional currency of these operations is the local currency. Gains and losses on transactions denominated in currencies other than the functional currency are included in determining net income (loss) for the period in which the exchange rates change. Foreign exchange transaction gains or losses were not material for any period presented. Balance sheet accounts of international subsidiaries are translated at the year-end exchange rate, and income statement accounts are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of shareholders’ equity.

Foreign Currency Exchange Risk—Approximately 18% of our consolidated revenues during fiscal 2007 and 14% of our consolidated assets at December 31, 2007 are associated with operations outside of the United States. The U.S. dollar balance sheets and statements of operations for these businesses are subject to currency fluctuations. We are most vulnerable to fluctuations in the British pound, Euro and Indian rupee against the U.S. dollar. Historically, we have not entered into derivative financial instruments to mitigate this risk, as it has not been cost-effective to do so. Through fiscal 2007, the impact of currency fluctuations on our results of operations has not been significant since both revenues and operating costs of these businesses are denominated in local currency.

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

Our revenue, aggregated by service offering, is as follows for each of the three years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Transaction processing	$63,844	$72,627	$72,083
Data reporting	20,885	17,849	16,300
Customer care	4,803	23,028	27,322

Transaction and other revenues	89,532	113,504	115,705
Client reimbursements	2,570	2,836	2,911

Total	$92,102	$116,340	$118,616

The following is a geographic breakdown of revenues for the years ended December 31, 2007, 2006 and 2005, and a geographic breakdown of long-lived assets at December 31, 2007 and 2006:

	2007	2006	2005
Revenues:
United States	$75,656	$93,161	$88,216
United Kingdom	8,925	13,334	19,201
Other International	7,521	9,845	11,199

	$92,102	$116,340	$118,616

Long-Lived Assets:
United States	$18,587	$14,938
United Kingdom	275	902
Other International	634	572

	$19,496	$16,412

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

Recent Accounting Pronouncements—In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations, but is designed to improve, simplify, and converge internationally the accounting for business combinations, including enhancing principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. Additionally, the standard establishes disclosure requirements to enable the evaluation of and financial effects of the business combination. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. We do not expect that the adoption of this standard will have a material effect on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We do not expect that the adoption of this standard will have a material effect on our consolidated financial position and results of operations.

In January 2007, we adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), with no impact on beginning retained earnings. See Note 6.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. This standard is effective on January 1, 2008 and will be applied prospectively. We do not expect that the adoption of this standard will have a material effect on our consolidated financial position and results of operations.

3. COMMITMENTS AND CONTINGENCIES

Lease Obligations—We lease certain facilities and equipment under noncancelable operating lease agreements which expire at various times through fiscal 2017. Future minimum annual lease payments under the related noncancelable operating leases at December 31, 2007 are as follows:

2008	$2,779
2009	986
2010	972
2011	978
2012	543
Thereafter	562

Total	$6,820

Rental expense for fiscal 2007, 2006 and 2005 was $2,740, $2,753 and $3,742, respectively. The decrease in rent expense is due to the closure of our customer care facilities.

Employment Agreements—We have entered into employment agreements with certain key executives. The agreements provide for compensation and benefits through the expiration of the individual agreement upon termination of employment, other than by the employee voluntarily or by us for cause. Minimum commitments under these agreements are $1,791 during fiscal 2008 and $1,222 for each of fiscal 2009 and 2010.

Litigation—We are involved in various claims and lawsuits incidental to our business. In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on our financial position, liquidity, or results of operations.

Savings Plan—In the U.S., we sponsor a 401(k) profit-sharing plan (the “Plan”) under which substantially all full-time employees are eligible to participate. Participants are also eligible to receive a discretionary match. Total expense recognized under the Plan was $500, $513 and $520 for fiscal 2007, 2006 and 2005, respectively. Prior to January 1, 2006, the Plan was sponsored by BCD Travel, an affiliated entity.

In the United Kingdom, Germany and India, we participate in defined-contribution plans. Total expense recognized under these plans was $122, $130 and $114 in 2007, 2006 and 2005, respectively.

4. DEBT

Debt consists of the following as of December 31, 2007 and 2006:

	2007	2006
Note payable	$5,250	$—
Capital lease obligations	—	157

Total	5,250	157
Less current maturities	2,333	157

Long-term debt	$2,917	$—

Our note payable relates to the acquisition of certain assets and assumption of certain liabilities of Hi-Mark (Note 9), with quarterly principal payments (which began in April 2007 and continue through January 2010) in the amount of $583 together with accrued interest, which accrues at the Prime rate (7.25% at December 31, 2007). The maturities for the note payable are as follows:

2008	$2,333
2009	2,333
2010	584

Long-term debt	$5,250

We have a $10.0 million revolving line of credit facility expiring April 2009. The lender holds a senior security interest in all of our domestic assets and a 66% interest in the stock of our international subsidiaries. Under the facility, we are subject to certain financial covenants, including maintenance of certain leverage ratios. The facility also requires that we reduce our borrowings to $2.0 million or less for 30 days during each calendar quarter. Further, we are restricted in our ability to, among other things, make advances to our European operations, make acquisitions, make capital expenditures, incur additional indebtedness and pay dividends. We pay a variable rate of interest on draws, at LIBOR plus 0.5%, and an annual fee of 0.5% of the unused portion of the $10.0 million commitment. As of December 31, 2007, we are in compliance with all financial covenants, $10.0 million was available for borrowing, and there were no borrowings against the facility. We have an outstanding letter of credit in the amount of $45 against the facility as of December 31, 2007.

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

Pursuant to agreements we entered into with holders of the convertible notes in July 2005 and September 2005 and in consideration of the payment by us of $700 to certain holders of our convertible notes to effect the conversion of the convertible notes, $18,640 of convertible notes were converted into 1,689,925 shares of common stock and 101,905 shares of common stock were issued to the holders of such convertible notes in satisfaction of accrued interest on such convertible notes immediately prior to the closing of our initial public offering of common stock on September 30, 2005. The $700 was paid to these noteholders to effect the conversion of the convertible notes held by such noteholders. Accordingly, the $700 payment has been accounted for as a charge to earnings and is included in “debt conversion expense” in the accompanying consolidated statements of operations for fiscal 2005. The remaining notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $11.03, subject to adjustments, totaling 123,312 shares of common stock (plus shares related to accrued and unpaid interest, if any).

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

6. INCOME TAXES

Our domestic and foreign loss before income taxes for fiscal 2007 is $8,085 and $9, respectively. Our domestic and foreign income before income taxes for fiscal 2006 is $7,080 and $433, respectively. Our domestic and foreign loss before income taxes for fiscal 2005 is $1,784 and $4,880, respectively.

Deferred taxes are as follows at December 31, 2007 and 2006:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards—U.S.	$10,908	$10,452
Net operating loss carryforwards—foreign	5,900	5,171
Accruals	1,889	3,090
Allowance for doubtful accounts	59	173
Deferred revenue	2,537	—
Property and equipment	—	108
Alternative minimum tax credit (“AMT”) carryforward	168	224

Total deferred tax assets	21,461	19,218

Deferred tax liabilities:
Goodwill	402	—
Property and equipment	86	—

Total deferred tax liabilities	488	—
Net deferred tax assets	20,973	19,218
Valuation allowance	(20,973)	(19,218)

Net deferred taxes	$—	$—

At December 31, 2007 and 2006, U.S. net operating losses of $27,968 and $26,801, respectively, are available to offset future taxable income, and expire beginning in 2021 through 2025. At December 31, 2007 and 2006, AMT carryforwards of $168 and $224, respectively, are available and can be carried forward indefinitely. Benefits for income taxes are not presented in the accompanying statements of operations, as the net deferred tax assets have been fully reserved. The valuation allowance was recorded because management is unable to conclude that it is more likely than not that our net deferred tax assets will be realized. A reconciliation of income taxes at the federal statutory rate to the tax provision recorded by us for fiscal 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Federal income tax benefit at statutory rate	34.0%	34.0%	34.0%
State income taxes—net of federal benefit	5.0	5.0	5.0
Other	(1.1)	0.6	(1.1)
Change in deferred tax asset valuation allowance	(37.3)	(36.6)	(37.9)

	0.6%	3.0%	0.0%

A reconciliation of unrecognized tax benefits for fiscal 2007 is presented in the table below. The unrecognized tax benefits are fully offset by net operating losses.

2007
Unrecognized tax benefits, January 1	$815
Settlements with taxing authorities	(422)

Unrecognized income tax benefits, December 31	$(393)

These unrecognized tax benefits related primarily to the timing for recognition on various deductions or items of income. If recognized, the tax benefits will have no impact on the effective rate in a future period. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the twelve month period ending December 31, 2008. We recognize potential accrued interest and penalties related to unrecognized tax benefits within our income tax expense. Due to our net operating loss carryforward position, we recognized no interest and penalties during 2007 associated with our unrecognized tax benefits.

Tax years 2005 and 2006 remain subject to examination by U.S. Federal and state taxing authorities. A U.S federal audit of the 2004 tax year was concluded in 2007. This resulted in a reduction in the NOL carryforward in the amount of $1,128 on our 2006 federal corporate income tax return. Our primary state tax jurisdictions are Georgia, Florida, South Carolina, Texas, Virginia, and West Virginia, and our primary international jurisdictions are the United Kingdom, Germany and India. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2003-2006
Georgia	2003-2006
Florida	2003-2006
South Carolina	2003-2006
Texas	2003-2006
Virginia	2003-2006
West Virginia	2003-2006
United Kingdom	2004-2006
Germany	2003-2006

Our Indian operation has not been included in the table above since the acquisition was effective December 1, 2007 and thus we have not filed a tax return inclusive of this operation.

7. SHAREHOLDERS’ EQUITY

Issuance of Common Stock—In 2007, we issued 500,000 shares of our common stock valued at $3.4 million in connection with our acquisition of Hi-Mark (Note 9). In 2006, we issued 85,870 shares of our common stock valued at $600 in connection with our acquisition of Travel Analytics (Note 9). In 2005, we completed our initial public offering of 3.4 million shares at an offering price of $9.00 per share, which resulted in proceeds to us of approximately $26,440, net of offering costs. In addition, we issued 1.8 million shares in connection with the conversion of $18,640 face amount of 11% convertible notes plus accrued and unpaid interest on such notes. The proceeds of these common stock issuances were used for general corporate purposes.

Stock Options—We have two stock-based employee compensation plans. The TRX, Inc. Omnibus Incentive Plan (the “Stock Plan”) was amended upon our initial public offering in September 2005 to, among other things, increase the number of shares available for issuance to employees from 1.3 million to 3.3 million and to expand the types of awards permitted to be made. The Stock Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. Option awards are generally granted with an exercise price equal to the fair market value of our stock at the date of grant; those option awards generally vest ratably over four years and have 10-year contractual terms. Certain option awards provide for accelerated vesting if there is a change of control (as defined in the Stock Plan). In addition, in September 2005 we also amended our TRX, Inc. Employee Stock Purchase Plan (“ESPP”) to reflect our public company status, among other things. 500,000 shares are reserved for issuance under our ESPP. As of December 31, 2007, 65,349 shares have been issued under our ESPP. See Note 2 for further information about our stock options.

Stock Warrants—In connection with the issuance of convertible debt in November 2001, we issued warrants to holders of the notes to purchase 640,285 shares of common stock with an exercise price of $11.03 per share. The warrants were valued at $1,782 and were purchased by us in 2005 (Note 5).

Preferred Stock—We are authorized to issue up to 10,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 2007 and 2006, no preferred stock was outstanding.

Note Receivable from Shareholder—In connection with a July 2001 sale of common stock, we loaned one of our officers $1,000, all of which was repaid in 2005.

8. RELATED-PARTY TRANSACTIONS

BCD Travel, formerly WorldTravel BTI, is majority-owned by our majority shareholder, BCD. During fiscal 2007, 2006 and 2005, we recognized transaction and other revenues from BCD Travel, totaling $8,651, $9,830 and $8,174, respectively. At December 31, 2007 and 2006, respectively, $1,077 and $1,295 was receivable from BCD Travel.

9. ACQUISITIONS

Travel Analytics

In August 2006, we acquired certain assets and assumed certain liabilities of Travel Analytics, which provides procurement and spend management services to corporations, for $2,251. In addition to the consideration paid, we agreed to make payments to the previous owner of Travel Analytics equal to 3% of sales related to Travel Analytics’ intellectual property through December 31, 2011. Payments are made semi-annually and are recorded as goodwill in our consolidated balance sheet. During fiscal 2007 and 2006, we recorded $42 and $18, respectively, as goodwill in our consolidated balance sheet related to the earnout. We have included the results of operations of Travel Analytics in our consolidated financial statements from the date of acquisition.

Hi-Mark

In January 2007, we purchased substantially all of the assets and assumed certain liabilities of Hi-Mark, a Delaware limited liability company and Atlanta-based provider of data acquisition and business intelligence technologies. The strategic addition of Hi-Mark expands our opportunities in global corporate travel data reporting. We acquired Hi-Mark for total consideration of approximately $20.9 million, which consisted of 500,000 shares of our common stock (valued at $3.4 million, or $6.81 per share based on the closing price of our common stock on the two trading days preceding through the two trading days following our announcement of the acquisition on December 7, 2006 in accordance with EITF Issue 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”), $10.4 million of cash on hand, a promissory note in favor of Hi-Mark in the amount of $7.0 million that amortizes quarterly over three years and bears interest at the Prime rate (Note 4), and approximately $0.1 million of our transaction costs. In addition, we may make earnout payments to Hi-Mark of up to $12.0 million dependent on the achievement of defined revenue targets. As of December 31, 2007, we have not made or accrued earnout payments to Hi-Mark because such revenue targets have not been met.

We have included the results of operations of Hi-Mark in our consolidated financial statements from the date of acquisition. This acquisition was accounted for using the purchase method of accounting, which includes an evaluation of the existence of any identifiable intangibles at the date of acquisition. Goodwill of $13.1 million was recorded in connection with the acquisition. The goodwill is deductible for tax purposes over a period of 15 years. The following table summarizes the purchase price allocation of the fair values of the assets acquired and liabilities assumed (in millions).

Current assets	$2.0
Property and equipment, net	5.1
Intangible assets	1.9
Goodwill	13.1

Total assets acquired	22.1
Current liabilities assumed	(1.2)

Total consideration	$20.9

The intangible assets acquired include non-compete agreements with an estimated value of $0.3 million and a life of five years, and trademarks with an estimated value of $1.6 million and a life of 10 years.

The following unaudited pro forma financial information presents TRX’s combined results as if the acquisition of Hi-Mark had occurred at the beginning of fiscal 2006 and 2005:

	2006	2005
Revenue	$121,764	$122,626
Net income	8,718	(6,737)
Earnings (loss) per share—basic and diluted	0.48	(0.47)

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition, increased interest expense on acquisition debt and decreased interest income due to the use of cash for a portion of the purchase price. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective period or of future results. The pro forma results of this acquisition for fiscal 2007 are not materially different than reported amounts and have therefore not been presented.

India Operations

In December 2007, we acquired the assembled workforce and certain property assets used by Siemens to provide services to TRX for $815. The assembled workforce and assets acquired constitute a business as defined by EITF Issue 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” and accordingly we accounted for this transaction as a business combination under SFAS No. 141.

While the employees and related assets migrated from Siemens to us in December 2007, we have not yet finalized the related purchase agreement, nor have we paid consideration for the purchase. This acquisition was accounted for using the purchase method of accounting, which includes an evaluation of the existence of any identifiable intangibles at the date of acquisition. Due to the strategic nature of the acquisition and low asset base, goodwill of $750 was recorded in connection with the acquisition. The goodwill is expected to be deductible for tax purposes over a period of 15 years. We have reflected the estimated purchase price of $815 within current liabilities in the accompanying consolidated balance sheet at December 31, 2007, as well as the related property and goodwill balances that are expected to result from the purchase. We expect the agreement to be finalized and consideration to be paid in the first half of 2008.

The following table summarizes the preliminary purchase price allocation of the fair values of the assets acquired.

Property and equipment, net	$65
Goodwill	750

Total consideration	$815

10. RESTRUCTURING

We did not incur any restructuring charges in 2007. Accruals associated with restructuring activities as of December 31, 2006 have been paid or settled as of December 31, 2007. Accordingly, no summary disclosure is presented for 2007. In fiscal 2005, we closed our Orangeburg, South Carolina call center, and recorded restructuring charges of $2,327 related to severance, lease abandonment, operational transition costs and accelerated depreciation, net of a $92 expense reduction recorded to reflect lower expected lease termination costs in Switzerland. During fiscal 2005, we paid all of the employee termination benefits and transition costs related to Orangeburg.

In fiscal 2006, we closed our call center operation in the United Kingdom and expensed and paid severance costs of $670, recorded an asset impairment of $193, recorded lease termination obligations of $150 and recorded other directly related costs of $109. We also reduced our remaining estimated lease-termination accrual related to our Orangeburg facility by $431 due to a revision to our estimated sublease assumption. We made related lease termination-related payments of $389 and made payments for human resources and legal consultation services related to closures in Europe of $155. We paid the remaining lease termination in 2007.

A summary of the accruals associated with the above restructuring activities for 2006 and 2005 are as follows:

	Liability Balance at December 31, 2005	Costs Charged During 2006	Cash Payments During 2006	Liability Balance at December 31, 2006
One-time employee termination benefits	$—	$670	$(670)	$—
Lease termination costs	998	(281)	(389)	328
Other related costs	68	109	(155)	22

Total accrued	1,066			350
Asset impairment		193
Current portion	(437)			(219)

Long-term portion	$629			$131

Total restructuring charges		$691

	Liability Balance at December 31, 2004	Costs Charged During 2005	Cash Payments During 2005	Liability Balance at December 31, 2005
One-time employee termination benefits	$1,020	$290	$(1,310)	$—
Lease termination costs	667	1,325	(994)	998
Other related costs	213	213	(358)	68

Total accrued	$1,900			$1,066

Current portion				(437)

Long-term portion				$629

Non-cash accelerated depreciation		499

Total restructuring charges		$2,327

11. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly results for each of the quarters in the two years ended December 31, 2007 and 2006 are as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
2007
Revenue	$25,875	$24,600	$22,531	$19,096
Operating (loss) income	411	(330)	(3,898)	(4,050)
Net (loss) income	423	(405)	(3,897)	(4,164)
Basic and diluted net (loss) income per share	0.02	(0.02)	(0.21)	(0.23)

2006
Revenue	$31,757	$30,018	$27,140	$27,425
Operating income	2,774	1,620	1,096	1,348
Net income	2,925	1,807	1,253	1,315
Basic and diluted net income per share	0.17	0.10	0.07	0.07

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of December 31, 2007, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to our nominees for director and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance,” respectively, in the Proxy Statement for the 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007. Information relating to our executive officers, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4A of this report under the caption “Executive Officers of the Registrant.” Such information is incorporated herein by reference.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

TRX, Inc.

By:	/s/ NORWOOD H. (“TRIP”) DAVIS, III
Norwood H. (“Trip”) Davis, III
President, Chief Executive Officer and Director

Date:	March 11, 2008

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Norwood H. (“Trip”) Davis, III and David D. Cathcart, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the calendar year ended December 31, 2007, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ NORWOOD H. (“TRIP”) DAVIS, III Norwood H. (“Trip”) Davis, III	President, Chief Executive Officer and Director (principal executive officer)	March 11, 2008

/s/ DAVID D. CATHCART David D. Cathcart	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 11, 2008

/s/ JOHAN G. (“JOOP”) DRECHSEL Johan G. Drechsel	Chairman of the Board and Director	March 11, 2008

/s/ MARK R. BELL Mark R. Bell	Director	March 11, 2008

/s/ JOHN F. DAVIS, III John F. Davis, III	Director	March 11, 2008

/s/ JOHN A. FENTENER VAN VLISSINGEN John A. Fentener van Vlissingen	Director	March 11, 2008

/s/ HARRY A. FEUERSTEIN Harry A. Feuerstein	Director	March 11, 2008

TRX, INC.

FORM 10-K

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of TRX, Inc. (filed as Exhibit 3.3 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of TRX, Inc. (filed as Exhibit 3.4 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference).

4.1	Specimen Common Stock certificate (filed as Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1, filed on July 27, 2005 and incorporated herein by reference).

10.1	Letter Agreement, dated December 31, 2004, by and among BCD Technology, S.A. and Norwood H. Davis, III, Davis Family Holdings, LLC and Davis Family Holdings II, LLC (filed as Exhibit 10.5 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.2	Amended and Restated Credit Agreement, dated November 7, 2005, by and between TRX, Inc. and Bank of America, N.A. (filed as Exhibit 10.2 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.3	Amendment No. 1 to Amended and Restated Credit Agreement among TRX, Inc. and Bank of America, Inc., dated January 11, 2007. (filed as Exhibit 10.3 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.4	Amendment No. 2 to Amended and Restated Credit Agreement between TRX, Inc. and Bank of America, Inc., dated April 30, 2007 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 9, 2007 and incorporated herein by reference).

10.5	Amendment No. 3 to Amended and Restated Credit Agreement among TRX, Inc., each of the subsidiaries of TRX, Inc. signatory thereto, and Bank of America, N.A., dated October 29, 2007.†

10.6	Promissory Note made by TRX, Inc. in favor of Hi-Mark, LLC, dated January 11, 2007 (filed as Exhibit 10.4 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.7	Services Agreement, dated December 23, 2002, by and between American Airlines, Inc. and TRX Fulfillment Services, LLC (filed as Exhibit 10.17 to Amendment No.1 to our Registration Statement on Form S-1, filed on June 17, 2005 and incorporated herein by reference).*

10.8	Amendment #1 to Services Agreement between TRX Fulfillment Services, LLC and American Airlines, Inc., dated February 1, 2006. †*

10.9	Amended and Restated Agreement for the Provision of Services, dated December 1, 2005, by and between TRX, Inc. and American Express Travel Related Services Company, Inc. (filed as Exhibit 10.7 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference).*

10.10	Amendment #1 to TRX, Inc. Amended and Restated Agreement for the Provision of Services with American Express Travel Related Service Company, Inc. between TRX, Inc. and American Express Travel Related Service Company, Inc., dated October 23, 2007.†*

1

Exhibit No.	Description
10.11	Master Services Agreement, dated February 1, 2002, as amended January 10, 2003, with Addendums, by and between Citibank, N.A. and TRX Data Services, Inc. (filed as Exhibit 10.47 to Amendment No.6 to our Registration Statement on Form S-1, filed on August 18, 2005 and incorporated herein by reference).*

10.12	Amendment to Exhibit VIII to Master Services Agreement dated December 20, 2005, by and between Citibank, N.A. and TRX Data Services, Inc. (filed as Exhibit 10.25 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference).*

10.13	Amendment Number 2 to the Master Services Agreement between Citibank, N.A. and TRX Data Services Inc., dated December 6, 2005 (filed as Exhibit 10.40 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference).*

10.14	Amendment to Work Order for Ongoing TRX Global Data Services and Work Order for TRX Datatrax Ad-Hoc Reporting of the Citi Global Data Repository (GDR) and Master Services Agreement between CitiBank, N.A. and TRX Data Services, Inc., dated July 13, 2007 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 8, 2007 and incorporated herein by reference).*

10.15	Shared Services Agreement, dated August 1, 2004, by and between TRX, Inc. and Siemens Shared Services, LLC (filed as Exhibit 10.54 to Amendment No. 1 to our Registration Statement on Form S-1, filed on June 17, 2005 and incorporated herein by reference).*

10.16	Alliance Agreement dated February 9, 2006 by and between TRX, Inc. and E2E SerWiz Solutions Ltd (filed as Exhibit 10.38 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference)*

10.17	Shared Services Agreement dated February 10, 2006 by and between TRX, Inc., TRX Fulfillment Services, LLC and E2E SerWiz Solutions Ltd (filed as Exhibit 10.39 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference).*

10.18	Master Services Agreement between Expedia, Inc. and TRX, Inc., dated January 1, 2007 (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).*

10.19	Amendment # 1 to Master Services Agreement between Expedia, Inc. and TRX, Inc., dated March 30, 2007 (filed as Exhibit 10.46 to our Quarterly Report on Form 10-Q, filed on May 10, 2007 and incorporated herein by reference).*

10.20	Amended and Restated Master Agreement dated January 1, 2006 by and between TRX Technology Services, L.P. and World Travel Partners and LLC (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 4, 2006 and incorporated herein by reference).*

10.21	Employment Contract, dated December 31, 2004, by and between Norwood H. Davis, III and TRX, Inc. (filed as Exhibit 10.24 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.22	First Amendment to Employment Contract dated August 26, 2005, by and between Norwood H. Davis, III and TRX, Inc. (filed as Exhibit 10.65 to Amendment No. 8 to our Registration Statement on Form S-1, filed on September 9, 2005 and incorporated herein by reference).

10.23	Second Amendment to Employment Contract dated June 30, 2006 between Norwood H. Davis, III and TRX, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 30, 2006 and incorporated herein by reference).

10.24	Third Amendment to Employment Contract dated April 5, 2007 between Norwood H. Davis, III and TRX, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed April 5, 2007 and incorporated herein by reference).

2

Exhibit No.	Description
10.25	Fourth Amendment to Employment Contract dated January 10, 2008 between Norwood H. Davis, III and TRX, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed January 11, 2008 and incorporated herein by reference).

10.26	Employment Contract, dated April 5, 2004, as amended April 27, 2005, by and between Victor Pynn and TRX, Inc. (filed as Exhibit 10.27 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.27	Employment Contract between David Cathcart and TRX, Inc., dated July 1, 2005 (filed as Exhibit 10.27 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.28	First Amendment to Employment Contract between David Cathcart and TRX, Inc., dated November 15, 2006 (filed as Exhibit 10.28 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.29	Employment Contract dated January 1, 2004 between Peter Grover and TRX Europe, Ltd. (filed as Exhibit 10.48 to our Quarterly Report on Form 10-Q, filed on May 10, 2007 and incorporated herein by reference).

10.30	Amendment to Employment Contract dated April 28, 2005 between Peter Grover and TRX Europe, Ltd. (filed as Exhibit 10.49 to our Quarterly Report on Form 10-Q, filed on May 10, 2007 and incorporated herein by reference).

10.31	Second Amendment to Employment Contract dated November 2, 2005 between Peter Grover and TRX Europe, Ltd. (filed as Exhibit 10.50 to our Quarterly Report on Form 10-Q, filed on May 10, 2007 and incorporated herein by reference).

10.32	Release Agreement between Peter Grover and TRX Europe Ltd dated July 13, 2007 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on November 8, 2007 and incorporated herein by reference).

10.33	Lease Agreement, dated September 26, 1995, as amended August 7, 1996, April 8, 1997, December 3, 1997, October 5, 1998, April 22, 1999, August 17, 1999, March 29, 2000, January 1, 2003 and July 26, 2004, by and between WorldTravel Partners, L.P. and Weeks Realty, L.P. (filed as Exhibit 10.28 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.34	TRX, Inc. Omnibus Incentive Plan (filed as Exhibit 10.32 to our Annual Report on Form 10-K, filed February 22, 2006 and incorporated herein by reference).

10.35	TRX, Inc. Employee Stock Purchase Plan. (filed as Exhibit 10.59 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference).

10.36	TRX, Inc. Executive Annual Incentive Plan (filed as Exhibit 10.37 to our Annual Report on Form 10-K, filed February 22, 2006 and incorporated herein by reference).

10.37	Asset Purchase Agreement by and among TRX, Inc., Hi-Mark, LLC, Hi-Mark Travel Systems, Inc., Integrated Profitmark Corporation, LLC and the Owner Entity Shareholders, dated December 7, 2006 (filed as Exhibit 10.44 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).*

10.38	Asset Purchase Agreement by and among Travel Analytics, Inc., Scott Gillespie, Kristina O. Gillespie and TRX, Inc., dated August 2, 2006 (filed as Exhibit 10.45 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).*

21.2	Subsidiaries of the Registrant.†

3

Exhibit No.	Description
23.1	Consent of Deloitte & Touche LLP. †

24.1	Power of Attorney (included with signature page hereto)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

32.1	Section 906 Principal Executive Officer and Principal Financial Officer Certification ‡

†	Filed herewith.
‡	Furnished herewith.
*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

4