Form 10-K/A
period 2007-12-31
TRX INC/GA
filed 2008-04-25
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRX, INC.

2007 FORM 10-K/A

AMENDMENT NO. 1

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”) on March 11, 2008, pursuant to which we incorporated by reference into Part III thereof portions of our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be subsequently filed with the Securities and Exchange Commission (the “Proxy Statement”). We hereby amend the Form 10-K to include such Part III information in this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”), rather than incorporating it into the Form 10-K by reference to the Proxy Statement. Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below.

Also included in this Form 10-K/A are (a) the signature page, (b) the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, which have been re-executed and re-filed as of the date of this Form 10-K/A as Exhibits 31.3 and 31.4, respectively, and (c) the exhibit index set forth in Part IV, Item 15(b) of the Form 10-K, which has been amended and restated in its entirety as set forth below to include the additional certifications.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K, affected by subsequent events. Information not affected by the amendments described above is unchanged and has not been included herein. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and our other filings made with the Securities and Exchange Commission.

References in this Form 10-K/A to “we,” “us,” “our” and “TRX” refer to TRX, Inc.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information regarding our executive officers and directors as of April 1, 2008:

Name	Age	Position
Norwood H. (“Trip”) Davis, III	40	President, Chief Executive Officer, and Director
Victor P. Pynn	46	Chief Operating Officer
David D. Cathcart	36	Chief Financial Officer, Treasurer, and Secretary
H. Shane Hammond	44	Executive Vice President of TRX, and President, RESX Technologies
Susan R. Hopley	59	Executive Vice President, Emerging Markets
Kevin G. Austin	45	Executive Vice President
Johan G. (“Joop”) Drechsel (2)	53	Chairman of the Board, Director
Mark R. Bell (1)(2)	63	Director
John F. Davis, III (1)(2)	55	Director
John A. Fentener van Vlissingen	69	Director
Harry A. Feuerstein (1)(2)	46	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation, Corporate Governance, and Nominating Committee.

Norwood H. (“Trip”) Davis, III has served as our President and Chief Executive Officer since December 1999 and as a director since January 2000. Previously, from February 1998 until November 1999, Mr. Davis was the Senior Vice President and General Manager of the Travel Industry Practice Group at iXL, Inc., and was the CEO and co-founder of Green Room Productions, LLC, a San Francisco-based leader in Web development and technology integration for the travel industry, from July 1995 until it was acquired by iXL, Inc. in February 1998. Prior to founding Green Room, Mr. Davis worked for Landmark Communications in new ventures. Mr. Davis earned a BA from Dartmouth College and an MBA from the Darden School at the University of Virginia.

Victor P. Pynn joined TRX in November 2003 to lead our global expansion efforts. He was promoted to Executive Vice President, Global Solutions & Information Technology in April 2004 and to Chief Operating Officer, the position he currently holds, in March 2005. Prior to joining TRX, Mr. Pynn held a variety of senior positions at American Express in the Finance, Human Resources, and Operations departments from 1988 to 2003. Mr. Pynn is a graduate of Seneca College of Applied Arts & Technology in Toronto, Canada and is a Certified General Accountant.

David D. Cathcart joined TRX in September 2004 as Vice President, Finance and Controller. He was promoted to Chief Financial Officer and Treasurer in November 2006 and has served as our Secretary since March 2007. Prior to joining TRX, Mr. Cathcart served as a division controller for General Electric from September 2003 to September 2004, and as Assistant Corporate Controller of Mirant Corporation from June 2001 to September 2003. Mr. Cathcart earned a BS from the University of Notre Dame and an MBA from the University of Central Florida and is a Certified Public Accountant.

H. Shane Hammond joined TRX in October 2002 to manage a key client relationship and was promoted to Executive Vice President, Sales & Client Services – North America in December 2003. Mr. Hammond’s title was changed to Executive Vice President of TRX and President, RESX Technologies in January 2007. As our Executive Vice President and President, RESX Technologies, Mr. Hammond has primary responsibility for the RESX Technologies business. Mr. Hammond earned his BBA and MBA from Texas Tech University.

Susan R. Hopley has served as our Executive Vice President, Emerging Markets since August 2003. She joined TRX in November 1999 via the acquisition of her company, International Software Products (ISP), which she founded in 1993. Ms. Hopley earned an A.G.S.M. from Guildhall, London University, and an MA from the University of Georgia.

Kevin G. Austin joined TRX in January 2007 as Executive Vice President. Previously, from March 1993 until January 2007, Mr. Austin was President and founder of Hi-Mark, LLC, an Atlanta-based data acquisition and business intelligence company, until it was acquired by TRX. Mr. Austin is a graduate of Millsaps College, where he earned a BA in Computer Science with a Minor in Mathematics.

Johan G. (“Joop”) Drechsel has served as our Chairman since April 2005 and a director since October 2002. He joined BCD Holdings N.V. in 2001, and has served as its Chief Executive Officer since 2003. Since September 2007, Mr. Drechsel has also served as the Chief Executive Officer of BCD Travel N.V. Prior to joining BCD in 2001, Mr. Drechsel served for three years as a member of Royal Dutch Telecom’s executive board, responsible for mobile telephony, Internet, strategy, mergers and acquisitions and corporate client relations. He began his international business career with Royal Dutch/Shell, working for 15 years in various management positions. Mr. Drechsel is on the Board of Directors of Versatel N.V. and Eneco Holding N.V. Mr. Drechsel was born in Holland, studied Economics in Rotterdam and furthered his education at Michigan State University.

Mark R. Bell joined the Board of Directors of TRX in November 2007. Mr. Bell retired from PricewaterhouseCoopers, LLP in 2005 where he served as Senior Partner. Prior to joining PricewaterhouseCoopers, LLP in 2002, Mr. Bell led the Southeastern Utility and Telecommunications practice at Arthur Andersen LLP. Mr. Bell has over 36 years of experience in the energy, utility and telecom industries. Mr. Bell earned a BS in Accounting from St. Louis University and is a Certified Public Accountant.

John F. Davis, III has served as a director since January 2000. He has served as Chairman and Chief Executive Officer of Dallas-based Pegasus Solutions, Inc. since 1989. In 1982, Mr. Davis co-founded the toll-free floral company, 800-FLOWERS. In 1986, Mr. Davis founded a telemarketing company, ATC Communications. Mr. Davis is on the Board of Directors of Pegasus Solutions and is on the Board of Trustees of Texas Christian University in Fort Worth, Texas. Mr. Davis holds a BBA from Texas Christian University.

John A. Fentener van Vlissingen has served as a director from January 2000 to October 2002 and since April 2005. He founded BCD Holdings N.V., which focuses on the travel industry and niche markets in financial services, in 1975 and served as its Chief Executive Officer until 2003. He is Chairman of the Supervisory Board of Directors of BCD Holdings N.V. He is Vice-Chairman of the Supervisory Board of Directors of SHV Holdings, the largest privately owned company in the Netherlands, and is a co-founder and Advisory Board Member of Noro-Moseley Partners, a U.S. venture capital firm headquartered in Atlanta. Mr. van Vlissingen also serves on numerous other boards of directors internationally. Prior to founding BCD, he was a partner with Pierson, Heldring & Pierson, a private banking firm headquartered in the Netherlands.

Harry A. Feuerstein has served as a director since September 2005. He currently serves as the Executive Vice President, Business Administration/Operations and Chief Financial Officer of Siemens One. Prior to joining Siemens One, Mr. Feuerstein spent two and one half years with Siemens Shared Services, first as Vice President, Business Development and Marketing and then as Chief Financial Officer. Prior to joining Siemens Shared Services in 2001, Mr. Feuerstein served as the Managing Director and Principal of CFx group, a strategy firm and holding company focusing on providing strategic planning and implementation and financing for start-up companies. Mr. Feuerstein also served as a managing director and principal of National Capital Companies, an investment banking firm. Mr. Feuerstein earned an MBA in Finance and Accounting from Hofstra University and a BA in Economics and Politics from Washington and Lee University. He also spent 13 years as an officer in the US Army Reserves.

INFORMATION REGARDING OUR AUDIT COMMITTEE AND AUDIT COMMITTEE EXPERTS

The Audit Committee, which consists of Messrs. Feuerstein (Chairman), Bell, and J. Davis, is responsible for reviewing the financial reports we provide to the Securities and Exchange Commission (the “SEC”), reviewing our internal financial and accounting controls, discussing the adequacy of our internal controls and procedures with management and the auditors, appointing and overseeing the performance and results and costs of the audits and other services provided by our independent registered public accounting firm. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Messrs. Bell, J. Davis, and Feuerstein are independent directors as defined by Nasdaq listing standards and SEC regulations. The Board of Directors has determined that Mr. Bell and Mr. Feuerstein are “audit committee financial experts.” A copy of the Audit Committee charter is available on our website at www.trx.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers to file reports of holdings and transactions in TRX stock with the SEC. Based on a review of written representations from our executive officers and directors, we believe that during the fiscal year ended December 31, 2007, our directors, officers and owners of more than 10% of our common stock complied with all applicable filing requirements, except that: (i) on the behalf of Harry A. Feuerstein, Michael W. Gunn, H. Shane Hammond, and Victor P. Pynn, we inadvertently reported one transaction in shares acquired pursuant to a directed share program in connection with our initial public offering late on a Form 4/A and (ii) on the behalf of Kevin G. Austin, we inadvertently reported the acquisition of shares of our common stock late on a Form 3/A.

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

Item 11.    Executive Compensation

EXECUTIVE COMPENSATION

The following table summarizes the compensation earned during the years ended December 31, 2007 and 2006 by those individuals who have served as our Chief Executive Officer during the last completed fiscal year and our next two most highly compensated executive officers whose total compensation exceeded $100,000 for services rendered to us in all capacities during 2007. The executive officers listed in the table below are referred to as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($) (1)	Non- Equity Incentive Plan Compen- sation ($) (2)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)
Norwood H. (“Trip”) Davis, III President, Chief Executive Officer and Director	2007	$405,170		$202,585	(3)	—	$100,894	$325,574	—	$533,774	(7)	$1,567,997
	2006	$399,604		$202,585	(3)	—	$159,878	—	—	$530,658		$1,292,725

Victor P. Pynn Chief Operating Officer	2007	$310,673		$157,500	(4)	—	$35,277	$129,087	—	$19,790	(8)	$652,327
	2006	$292,788		—		—	$86,877	—	—	$28,921		$408,586

David D. Cathcart Chief Financial Officer	2007	$275,000		—		—	$61,346	$114,053	—	$19,790	(9)	$470,189
	2006	$188,635	(5)	$80,000	(6)	—	$33,711	—	—	$14,140		$316,486

(1)	The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 and 2006, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), for awards made under our Omnibus Plan, which include amounts from awards granted in and prior to 2007. Assumptions used in the calculation of these amounts are included in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(2)	The amounts shown in this column represent cash incentive awards earned in 2007 and 2006 under our Executive Annual Incentive Plan, as discussed in more detail under “Executive Annual Incentive Plan” below.
(3)	The amounts shown in this column for Mr. Davis reflect signing bonuses paid in June 2006 and July 2007 in connection with employment contract extensions and/or amendments, as discussed in more detail under “Employment Contracts” below.
(4)	Pursuant to the 2005 amendment of Mr. Pynn’s employment contract, he was entitled to receive a bonus of 50% of his salary if he remained employed with TRX through April 5, 2007.
(5)	Mr. Cathcart was promoted to Chief Financial Officer and Treasurer in November 2006.
(6)	The amount shown in this column for Mr. Cathcart reflects a discretionary bonus paid in connection with his performance in his previous role as Vice President, Finance and Controller of TRX.
(7)	The amounts shown in this column for Mr. Davis includes $280,886 for reimbursement of loan interest pursuant to the terms of his employment contract, a gross-up payment of $207,571 for tax liability for the loan interest, $12,000 for an automobile allowance, $7,142 for reimbursement of health insurance and dental expenses paid by Mr. Davis, a gross-up payment of $4,750 for tax liability for health insurance and dental expenses, $9,861 for reimbursement of life insurance premiums paid by Mr. Davis, a gross-up payment of $4,814 for tax liability for life insurance premiums, and $6,750 in 401(k) plan matching contributions by us based on deferrals made by Mr. Davis in the 401(k) plan in 2007.

(8)	The amounts shown in this column for Mr. Pynn includes $1,040 for tickets to sports events, $12,000 for an automobile allowance, and $6,750 in 401(k) plan matching contributions by us based on deferrals made by Mr. Pynn in the 401(k) plan in 2007.
(9)	The amounts shown in this column for Mr. Cathcart includes $1,040 for tickets to sports events, $12,000 for an automobile allowance, and $6,750 in 401(k) plan matching contributions by us based on deferrals made by Mr. Cathcart in the 401(k) plan in 2007.

Employment Contracts

President and Chief Executive Officer

Mr. Norwood H. (“Trip”) Davis, III, our President and Chief Executive Officer since December 1, 1999, serves pursuant to the terms of an employment contract dated December 31, 2004, as amended on August 26, 2005, June 30, 2006, April 5, 2007, and January 10, 2008. The term of the amended contract extends until December 31, 2010. Pursuant to terms of this contract, Mr. Davis’ current base salary is $405,170. Mr. Davis is eligible for a discretionary bonus of up to 100% of his annual salary. Under the employment contract, Mr. Davis received a contract extension bonus, payable in two payments on June 30, 2006 and July 3, 2007, with the second payment contingent on the parties executing a multi-year extension of the employment contract, which occurred in April 2007. Additionally, under the employment contract, Mr. Davis received an option grant under the TRX, Inc. Omnibus Incentive Plan to purchase 150,000 shares of our common stock on November 1, 2006 with an exercise price equal to the fair market value on the date of grant. Under the employment contract, as amended on April 5, 2007, Mr. Davis received an option grant under the TRX, Inc. Omnibus Incentive Plan to purchase 450,000 shares of our common stock on January 3, 2008 with an exercise price equal to the fair market value on the date of grant. The employment contract also provides that Mr. Davis is entitled to receive five weeks of paid vacation per year, medical and other insurance benefits, an automobile allowance in the amount of $1,000 per month and personal life insurance premium reimbursements of up to $15,000 annually. Mr. Davis’ employment contract provides that we will reimburse him for interest payments made by him under a promissory note dated December 30, 2003, as amended on May 9, 2005, in the face amount of $3,652,500 issued by Mr. Davis to Bank of America, N.A. In addition, the contract provides that we will provide tax gross-up payments for any income and employment taxes imputed to him for the reimbursement of the interest payments. In October 2005, the loan was transferred to Wachovia Bank, N.A.

Mr. Davis’ employment contract as amended provides for certain benefits upon termination of his employment for various reasons, as described below under “Potential Payments Upon Termination or Change of Control.”

Chief Operating Officer

Mr. Victor P. Pynn, our Chief Operating Officer, serves pursuant to the terms of an employment contract dated April 5, 2004, as amended April 27, 2005. The term of the amended contract extends until April 5, 2009. Pursuant to the terms of his employment contract, Mr. Pynn’s current annual base salary is $315,000. Mr. Pynn is eligible for a discretionary bonus of up to 50% of his base salary. Mr. Pynn is also eligible for an additional discretionary bonus of up to 50% of his base salary based upon his direct involvement in significant new sales to travel management companies. The 2005 amendment provided an additional bonus of 50% of Mr. Pynn’s base salary if he remained employed with us through April 5, 2007. The employment contract also provides that Mr. Pynn is entitled to receive four weeks of paid vacation per year, medical and other insurance benefits, and an automobile allowance of $1,000 per month.

Mr. Pynn’s employment contract provides for certain benefits upon termination of his employment for various reasons, as described below under “Potential Payments Upon Termination or Change of Control.”

Chief Financial Officer

Mr. David D. Cathcart, our Chief Financial Officer, Treasurer, and Secretary, serves pursuant to the terms of an employment contract dated July 1, 2005, as amended November 15, 2006. The term of the amended contract extends through July 1, 2008. The amended contract automatically renews for successive two-year terms, unless either party provides twelve months’ notice to the other party. As of the date of this report, neither party has provided notice to the other of not renewing the employment contract. Pursuant to the terms of the amended contract, Mr. Cathcart’s current annual base salary is $275,000. Mr. Cathcart is eligible for a discretionary annual bonus of up to 50% of his base salary. The employment contract provides that Mr. Cathcart is entitled to receive four weeks of paid vacation per year, medical and other insurance benefits, and an automobile allowance in the amount of $1,000 per month.

Mr. Cathcart’s employment contract provides for certain benefits upon termination of his employment for various reasons, as described below under “Potential Payments Upon Termination or Change of Control.”

Perquisites and Other Compensation

TRX provides an array of employee benefit plans, policies and arrangements in which all employees participate, including the named executive officers. These benefits include various insurance plans, such as group medical and life insurance plans. In addition, we provide a tax-qualified 401(k) retirement plan in which all employees may save for retirement on a pre-tax basis, and we provide a discretionary matching contribution to encourage that savings. Most of the benefits that we provide in these broad-based plans are not required to be disclosed in the Summary Compensation Table because we provide them to all employees on the same basis, except that the matching contributions paid to our named executive officers under the 401(k) Plan are reflected in the “All Other Compensation” column of the Summary Company Table.

In addition to the various benefits provided to all employees, certain officers, including our named executive officers, are provided with additional benefits and perquisites that we believe are consistent with our overall compensation policies, are competitive with the market, and in some cases necessary for our executives to properly perform their duties. These items are shown in the “All Other Compensation” column of the Summary Compensation Table and are more fully described below.

Automobile Costs. TRX provides each of our executive officers with a monthly automobile allowance. The executives are responsible for acquiring, maintaining, and insuring their own automobiles, and our allowance is intended to assist them with covering transportation costs associated with their jobs.

Sports Events. TRX routinely purchases season tickets to professional baseball games. Each officer and certain management level employees in our headquarters office are allocated tickets to attend up to four games per season. The officers and management may use the tickets personally or may gift the tickets to other employees.

Contractual Perquisites. Mr. Davis’ employment contract provides that we will reimburse him for his interest payments under a promissory note dated December 30, 2003, as amended on May 9, 2005, in the face amount of $3,652,500 issued by Mr. Davis to Bank of America, N.A. In addition, the contract provides that we will provide tax gross-up payments for any income and employment taxes imputed to him for the reimbursement of the interest payments. In October 2005, the loan was transferred to Wachovia Bank, N.A. During 2007, we paid Mr. Davis an aggregate of $488,457 for reimbursement of interest on the Wachovia note and the related tax gross-up payment. We also provide benefits to Mr. Davis that include reimbursement for his life insurance premiums, net medical reimbursement for out-of-network and plan enrollment cost differences, and payments for certain tax liabilities related to these reimbursements.

The perquisites and other benefits that we provided to our named executive officers during 2007 are included in the “All Other Compensation” column of the Summary Compensation Table and identified in the footnotes to that table.

Omnibus Incentive Plan

TRX maintains the TRX, Inc. Omnibus Incentive Plan, referred to as the “Omnibus Plan”, which permits grants and awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards. To date, our awards under the Omnibus Plan have consisted solely of stock options. Our employees who are in good standing, non-employee directors, consultants, and advisors may receive awards under the Omnibus Plan. Each award is subject to an award agreement prepared by the committee that administers the Omnibus Plan reflecting the terms and conditions of the award. Currently, a subcommittee of our Compensation, Corporate Governance, and Nominating Committee administers the Omnibus Plan. Among other powers and duties, the committee determines the eligible individuals to receive awards and establishes the terms and conditions of all awards. The committee may delegate its authority under the Omnibus Plan, and has delegated to the Chief Executive Officer its authority to grant certain awards to non-officers.

An aggregate of 3,300,000 shares of our common stock is reserved for issuance during the term of the Omnibus Plan. Adjustments may be made to awards or to the number of shares available under the Omnibus Plan in the event of a stock split, stock dividend, reclassification or other recapitalization affecting our common stock.

Incentive stock options are options to purchase our common stock that receive tax benefits if they meet the requirements under Internal Revenue Code Section 422, and nonqualified stock options are options to purchase our common stock that do not meet those requirements. Unless the committee determines otherwise for a nonqualified stock option, the exercise price of each option granted under the Omnibus Plan will be at least 100% of the fair market value of a share of our common stock on the date of grant. Fair market value is defined in the Omnibus Plan as the closing price of a share of our common stock on the business day immediately preceding the date of grant. The option price is payable in cash, by tendering shares of our common stock that have been held for at least six months, by broker-assisted cashless exercise, or by any other method permitted by the committee. Unless the committee specifies otherwise, options become exercisable with respect to 25% of the award on each of the first four anniversaries of the grant date. The committee may specify other conditions, restrictions and contingencies in its discretion. Unless otherwise determined by the committee, all options become immediately vested upon a participant’s death or disability, and upon a change of control. The maximum term of any option is ten years from the date of grant. Unless a shorter period is provided in the award agreement, following a termination of employment or service, exercisable options terminate immediately upon termination of employment for cause or voluntary termination by the option holder, and will remain exercisable (but not beyond the options’ expiration date) for one year, if the termination is due to death or disability; and 30 days (or three months, if after a change of control), if the termination is for any other reason. Options may be amended to extend the exercise period in unusual circumstances.

Pursuant to the April 2007 amendment to Mr. Davis’ employment contract, on January 3, 2008, Mr. Davis was granted options to purchase 450,000 shares of our common stock at an exercise price of $1.25 per share, with the options vesting in increments of one third on each of December 1, 2008, December 1, 2009 and December 1, 2010.

Executive Annual Incentive Plan

On February 14, 2006, the TRX, Inc. Executive Annual Incentive Plan, referred to as the “Executive Incentive Plan” was adopted, effective as of January 1, 2006, by the outside directors of the Compensation, Corporate Governance, and Nominating Committee of our Board of Directors. On April 20, 2006, our shareholders approved the Executive Incentive Plan. The purpose of the Executive Incentive Plan is to provide annual cash incentives and to attract and retain qualified executives. The outside directors (as that term is defined in Section 162(m) of the Internal Revenue Code) of the Committee make up the “committee” that administers the Executive Incentive Plan. Our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and any executive vice president are eligible to participate in the Executive Incentive Plan if selected by the committee for the plan year. Within 90 days of the beginning of each plan year, the committee may determine the performance awards (which are intended to be performance-based awards under Section 162(m)) by establishing the target performance awards, generally as a percentage of base compensation, and the performance measures against which the target awards will be measured, which are generally related to the performance of TRX but may also be based on individual performance. As soon as possible after the end of each plan year, the committee will certify whether the performance measures were attained and will award performance awards, if any, subject to final Board approval of the awards recommended by the committee. Performance awards are paid in cash as soon as possible after the committee’s certification. In the event of a change in control, if the performance measures have been attained, a participant will receive an immediate lump sum cash payment of the performance award based on the level of performance measures attained.

On March 21, 2007, the committee established corporate performance measures based on our core revenue and adjusted earnings before all interest expense, taxes, depreciation and amortization (“EBITDA”) for fiscal year 2007. Our Chief Executive Officer is eligible for a performance award from 50% up to 125% of his base salary, depending on the actual performance measures attained by TRX. Other named executive officers are eligible for performance awards from 25% up to 75% of base salary, depending on the performance measures actually attained by TRX for the fiscal year. However, if the minimum performance measures established by the committee are not met, then no performance awards will be paid to any officer under the Executive Incentive Plan for fiscal year 2007. Performance awards may never be increased above the maximum amount established by the committee. All awards recommended by the committee are subject to final Board approval.

The amounts paid to each named executive officer under the Executive Incentive Plan with respect to fiscal year 2007 are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Retirement Benefits

During 2007, Messrs. Davis, Pynn, and Cathcart participated in the TRX, Inc. 401(k) Plan. Under this plan, our employees may contribute a portion of their compensation on a pre-tax basis, and if they make pre-tax contributions, then we make a matching contribution to the plan on their behalf. For 2007, we made matching contributions to the 401(k) plan for each of Messrs. Davis, Pynn, and Cathcart in the amount of $6,750. These matching contribution amounts may be reduced due to our potential failure of the non-discrimination testing under the 401(k) plan. These matching contribution amounts are reflected in the “All Other Compensation” column of the Summary Compensation Table.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table sets forth information regarding all outstanding equity awards held by the named executive officers at December 31, 2007.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Norwood H. (“Trip”) Davis, III	300,000 150,000	— —		— —	$ $	9.00 6.20	09/27/2015 11/01/2016	— —	— —	— —	— —

Victor P. Pynn	11,250 18,750 60,000	3,750 6,250 60,000	(1) (1) (1)	— — —	$ $ $	11.03 12.24 9.00	02/10/2014 04/15/2014 09/27/2015	— — —	— — —	— — —	— — —

David D. Cathcart	15,000 25,000	15,000 75,000	(1) (1)	— —	$ $	9.00 6.41	09/27/2015 11/15/2016	— —	— —	— —	— —

(1)	The options become 25% exercisable per year beginning on the first anniversary of the date of grant.

Potential Payments Upon Termination or Change of Control

This section describes the obligations of TRX to the named executive officers in the event of a change of control of TRX or following termination of their employment, including the change in control provisions of our Omnibus Plan and our Executive Incentive Plan and specific provisions of the employment contract of each named executive officer regarding post-termination payments and benefits.

Omnibus Plan

To date, the only awards outstanding under the Omnibus Plan are stock options. Under the terms of the Omnibus Plan, there is an automatic acceleration of the exercisability of any outstanding stock options in the event of the holder’s death or disability or in the event of a change of control of TRX. A change of control under the Omnibus Plan would occur if, in summary, (i) a person, entity or group becomes the owner of at least 50% of our outstanding stock or voting power, unless the transaction is an acquisition directly from TRX, an acquisition by TRX or any of its affiliates, or an acquisition by any employee benefit plan (or related trust) sponsored or maintained by TRX or any of its affiliates; (ii) during any 12-month period, incumbents no longer constitute a majority of our Board of Directors, unless the new members were approved by the incumbents; (iii) a reorganization, merger or similar transaction occurs and our shareholders do not retain more than 50% of the voting power of the surviving company; or (iv) we sell substantially all of our assets. The Omnibus Plan is more fully described above in the narrative following the Summary Compensation Table.

Executive Annual Incentive Plan

The Executive Incentive Plan provides that upon the occurrence of a change of control of TRX, each participant receives an immediate lump sum cash payment of any outstanding performance award (if any) based on the level of performance measures that have actually been attained as of the date of the change of control. The amount of the performance award must be consistent with the minimum, target or maximum level of performance measures actually achieved. The Executive Incentive Plan contains the same definition of “change of control” as the Omnibus Plan. The Executive Incentive Plan is more fully described above in the narrative following the Summary Compensation Table.

Employment Contracts

Each of the employment contracts with our named executive officers provides various triggers for post-termination payments and/or benefits, including termination of employment due to discharge by TRX without “good cause,” disability, and termination upon a change of control. Each of the agreements provides that the definition of “good cause” includes any act of fraud or dishonesty (whether or not in connection with TRX’s business), competing with the business of TRX either directly or indirectly, breaching any provision of the employment contract, failing to comply with the decisions of TRX, failing to discharge the executive’s duty of loyalty to TRX, and any other matter constituting “cause” under the laws of the State of Georgia.

Messrs. Davis and Cathcart have entered into employment contracts that contain change of control provisions. Those contracts cross reference the definition of “change of control” used in our Omnibus Plan.

Norwood H. (“Trip”) Davis, III

In addition to the benefits described above, Mr. Davis is entitled to additional benefits under his employment contract upon termination of his employment. Mr. Davis’ contract provides that upon his termination due to discharge by TRX for good cause, we will continue to pay him his base salary and benefits up to the date of termination, but no post-termination payments or benefits will be payable.

The contract, as amended on April 5, 2007, provides that if we terminate Mr. Davis without good cause during the term of the contract (which ends on December 31, 2010), then we would provide (i) any earned but unpaid base salary accrued through the date of termination plus the base salary due to Mr. Davis for the remainder of the term, but for not less than 12 months; (ii) reimbursement for COBRA continued health insurance premiums for himself, his spouse and dependents for a period of up to 18 months; and (iii) continuation of Mr. Davis’ automobile allowance, reimbursement for life insurance premiums and payment for related tax liability, and reimbursement of interest payments under a promissory note and payment for related tax liability for the remainder of the then current term. In addition, we will grant any stock options Mr. Davis is scheduled to receive pursuant to the contract, and all outstanding stock options held by him will become immediately exercisable.

On January 10, 2008, Mr. Davis’ employment contract was amended to provide that in the event of his termination of employment due to death or disability during the term of the contract, then we would provide (i) any earned but unpaid base salary accrued through the date of termination plus the base salary due to Mr. Davis for the remainder of the term, but for not less than 12 months; (ii) reimbursement for COBRA continued health insurance premiums for himself, his spouse and dependents for a period of up to 18 months; (iii) continuation of Mr. Davis’ reimbursement of interest payments under a promissory note and payment for related tax liability, and (iv) if he is disabled, continuation of his automobile allowance, reimbursement for life insurance premiums and payment for related tax liability, for the remainder of the then current term. In addition, we will grant any stock options Mr. Davis is scheduled to receive pursuant to the contract and all outstanding stock options held by him will become immediately exercisable. The January 10, 2008 amendment also made changes to the contract for compliance with Internal Revenue Code Section 409A, including adding provisions that no payments would be made to Mr. Davis for a period of six months following his termination of employment for any reason.

Mr. Davis’ agreement provides that, within 60 days following receipt of a notice of a change of control of TRX, Mr. Davis may terminate his employment, provided he gives us at least 60 (but not more than 120) days’ notice of the date of his termination. If he terminates under this provision, we will pay (i) his base salary for the remainder of the initial term or the current renewal term and (ii) a pro rata portion of the interest coverage payment on his loan for the year in which the change of control occurs (if not already paid to him). We have also agreed to provide a gross-up payment for tax liability for the reimbursement of the loan interest. In addition, any stock options he is scheduled to receive pursuant to the contract will be granted, and any stock options granted under the employment contract but not yet vested will become immediately exercisable.

Our employment contract with Mr. Davis includes noncompete, nonsolicitation and confidentiality provisions that restrict him from competing against us, soliciting our customers or employees, or disclosing any of our confidential information for the period of up to two years following the termination of his employment.

Victor P. Pynn

In addition to the benefits described above, Mr. Pynn is entitled to additional benefits under his employment contract upon termination of his employment. This agreement provides that if Mr. Pynn is terminated by TRX for good cause, if his employment terminates due to his death or disability, or if he voluntarily terminates, we will continue to pay him his base salary and provide benefits up to the date of his termination, but he is not entitled to any post-termination payments or benefits. If Mr. Pynn is terminated by us without good cause, we will either provide Mr. Pynn six months’ advance notice or pay him six months’ base salary.

Our employment contract with Mr. Pynn includes noncompete, nonsolicitation and confidentiality provisions that restrict him from competing against us in a certain manner, soliciting our clients or employees, or disclosing any of our confidential information for the period of up to two years following the termination of his employment.

David D. Cathcart

In addition to the benefits described above, Mr. Cathcart is entitled to additional benefits under his employment contract upon termination of his employment. This contract provides that if Mr. Cathcart is terminated by TRX for good cause, if his employment terminates due to his death or disability, or if he voluntarily terminates, we will continue to pay him his base salary and provide benefits up to the date of termination, but he is not entitled to any post-termination payments or benefits. If we terminate Mr. Cathcart without good cause, we will either provide Mr. Cathcart 12 months’ advance notice or pay him 12 months’ base salary, plus reimburse him for COBRA continued health insurance premiums for himself and his family for the earlier of 12 months or until he has obtained comparable insurance from another employer.

Mr. Cathcart’s agreement provides that, within 90 days following a change of control of TRX, Mr. Cathcart may terminate his employment contract, provided he gives TRX at least 30 days’ notice of the date of his termination. If he terminates under this provision, we will pay his base salary and contracted benefits up to the effective date of the termination of his employment contract.

Our employment contract with Mr. Cathcart includes noncompete, nonsolicitation and confidentiality provisions that restrict him from competing against us in a certain manner, soliciting our clients or employees, or disclosing any of our confidential information for the period of up to two years following the termination of his employment.

NON-EMPLOYEE DIRECTOR COMPENSATION

We provide certain cash and equity-based compensation for the non-employee members of our Board of Directors. Any member of the Board who is also an employee of TRX does not receive any compensation for Board service. Our Compensation, Corporate Governance, and Nominating Committee reviews our director compensation each year and makes recommendations to the Board for the following service year. The table below and following narrative describe our current non-employee director compensation structure in 2007.

2007 Non-Employee Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (3)(4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Mark R. Bell(1)	$8,333	—	$1,386	—	—	—	$9,719
John F. Davis III	56,667	—	6,374	—	—	—	63,041
Johan G. (“Joop”) Drechsel	53,333	—	10,199	—	—	—	63,532
John A. Fentener van Vlissingen	50,000	—	6,374	—	—	—	56,374
Harry A. Feuerstein	60,000	—	6,374	—	—	—	66,374
Michael W. Gunn(2)	16,667	—	—	—	—	—	16,667

(1)	Mr. Bell joined the Board of Directors on November 6, 2007.
(2)	Mr. Gunn served as a director until May 1, 2007.
(3)	The aggregate number of option awards outstanding at December 31, 2007 for each of the directors was as follows:

Name	Options
Mark R. Bell	25,000
John F. Davis III	25,000
Johan G. (“Joop”) Drechsel	40,000
John A. Fentener van Vlissingen	25,000
Harry A. Feuerstein	25,000
Michael W. Gunn	—

(4)	This amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), for awards made under our Omnibus Plan, which include amounts from awards granted in and prior to 2007. Assumptions used in the calculation of this amount are included in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Non-employee directors receive a $50,000 annual retainer. The Chairmen of each of our Audit Committee and our Compensation, Corporate Governance, and Nominating Committee receive an additional $10,000 annual retainer. If the Chairman of either Committee changes during the year, the new Chairman will receive an additional $10,000 annual retainer upon acceptance of the appointment, prorated for the period in which he or she serves. Additionally, in the event the Compensation, Corporate Governance, and Nominating Committee and the Board of Directors approve a new Board member, the new Board member will receive an award of options to purchase 25,000 shares of our common stock upon acceptance of the appointment. We also reimburse our non-employee directors for expenses incurred in connection with attending Board and committee meetings.

Non-employee directors are eligible to participate in the TRX, Inc. Omnibus Incentive Plan at the discretion of the full Board of Directors. If grants are made to the directors, the options are granted at fair market value, as defined in the Omnibus Plan, and are subject to the normal terms and conditions of the Omnibus Plan. No grants of stock options were made to non-employee directors in 2007 except for the option to purchase 25,000 shares granted to Mr. Bell upon his election in November 2007, as described above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockhol der Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information provided to us by each of the following as of April 1, 2008 (unless otherwise indicated) regarding their beneficial ownership of our common stock:

•	each person who is known by us to beneficially own more than 5% of our common stock;

•	our Chief Executive Officer and each of the executive officers named in the Summary Compensation Table in this proxy statement;

•	each of our directors;

•	each of our directors and named executive officers that served in such capacity during 2007, but no longer served in that capacity at the end of the fiscal year; and

•	all of our directors and executive officers as of April 1, 2008 as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons and entities named in the table below have sole voting and sole investment power with respect to the shares set forth opposite each person’s or entity’s name.

Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days after April 1, 2008 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address for each of the individuals listed in the table is c/o TRX, Inc., 6 West Druid Hills Drive, Atlanta, Georgia 30329.

	Common Stock Beneficially Owned
Beneficial Owner	Number of Shares		Percent of Class
BCD Technology, S.A.	9,356,212	(1)	51.1%
65 Boulevard Grande – Duchesse Charlotte L1331 Luxembourg

S Squared Technology, LLC	1,771,300	(2)	9.7%
515 Madison Avenue New York, NY 10022

Norwood H. (“Trip”) Davis, III	1,156,587	(3)	6.2%

David D. Cathcart	53,367	(4)	*

Victor P. Pynn	147,337	(5)	*

Mark R. Bell	—		*

John F. Davis, III	12,500	(6)	*

Johan G. (“Joop”) Drechsel	9,376,212	(7)	51.1%

John A. Fentener van Vlissingen	9,368,712	(8)	51.1%

Harry A. Feuerstein	12,700	(6)	*

Michael W. Gunn	5,000	(9)	*

All executive officers and directors as a group (11 persons)	11,354,628	(10)	59.5%

* Less than one percent (1%) of outstanding shares.

(1)	BCD Technology, S.A. is an indirect wholly-owned subsidiary of BCD Holdings N.V., a Dutch transportation and financial services company, and the beneficial owner of 9,356,212 shares of common stock, which includes 53,913 shares held by BCD Travel USA LLC (formerly known as WorldTravel Partners I, LLC), an indirect wholly-owned subsidiary of BCD Holdings N.V.
(2)	The amount shown and the following information is derived from the Schedule 13G filed by S Squared Technology, LLC (“SST”), S Squared Technology Partners, L.P. (“SSTP”), Seymour L. Goldblatt (“Seymour”) and Kenneth A. Goldblatt (“Kenneth” and together with SST, SSTP, and Seymour collectively “S Squared”), on January 17, 2008, reporting beneficial ownership as of December 31, 2007. According to the Schedule 13G, S Squared is the beneficial owner of 1,771,300 shares of our outstanding common stock. S Squared holds sole voting power and dispositive power over the 1,771,300 shares. SST and SSTP are registered investment advisers.
(3)	Includes 232,462 shares held by Davis Family Holdings, LLC, 472,067 shares held by Davis Family Holdings II, LLC, 450,000 shares issuable upon the exercise of options and 2,058 shares held under our Employee Stock Purchase Plan. Mr. Davis is the managing member of each of Davis Family Holdings, LLC and Davis Family Holdings II, LLC. Of the total shares held by Davis Family Holdings, LLC, 176,907 of the shares are pledged to Wachovia as security for a loan. All of the shares held by Davis Family Holdings II, LLC are pledged to Wachovia as security for a loan.
(4)	Includes 40,000 shares issuable upon the exercise of options.
(5)	Includes 100,000 shares issuable upon the exercise of options and 7,337 shares held under our Employee Stock Purchase Plan.
(6)	Includes 12,500 shares issuable upon the exercise of options.
(7)	Includes 20,000 shares issuable upon the exercise of options and 9,356,212 shares held by BCD Technology, S.A., of which Mr. Drechsel exercises voting and dispositive control. Mr. Drechsel is the Chief Executive Officer of BCD Holdings N.V., the indirect parent of BCD Travel USA LLC (formerly known as WorldTravel Partners I, LLC) and BCD Technology, S.A. See footnote 1 above.
(8)	Includes 12,500 shares issuable upon the exercise of options and 9,356,212 shares held by BCD Technology, S.A., of which Mr. van Vlissingen exercises voting and dispositive control. Mr. van Vlissingen is the Chairman and founder of BCD Holdings N.V. (the indirect parent of BCD Technology, S.A. and BCD Travel USA LLC, formerly known as WorldTravel Partners I, LLC). See footnote 1 above.
(9)	Mr. Gunn served as a director until May 1, 2007.
(10)	Includes 750,833 shares issuable upon the exercise of options.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2007 with respect to securities authorized for issuance under the TRX, Inc. Omnibus Incentive Plan, or its predecessor, each of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,598,810	$8.18	941,380
Equity compensation plans not approved by shareholders	—	—	—

Total	1,598,810	$8.18	941,380

Item 13.     Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Relationship with BCD Holdings N.V. and its Affiliates

Our Chairman of the Board, Johan G. Drechsel, is Chief Executive Officer of BCD Holdings N.V., a Dutch transportation and financial services company that indirectly owns a majority of our common stock. John A. Fentener van Vlissingen, one of our directors, is Chairman of the Supervisory Board of BCD Holdings, N.V. and beneficial owner of a majority of the common stock of BCD Holdings N.V. BCD Technology, S.A., our majority shareholder, holds of record 51.1% of the voting power of our common stock. BCD Technology, S.A. is an indirect wholly-owned subsidiary of BCD Holdings N.V. and is the beneficial owner of 9,356,212 shares of common stock. This amount includes 53,913 shares held by BCD Travel USA LLC, formerly known as WorldTravel Partners I, LLC (“BCD Travel”), an indirect wholly-owned subsidiary of BCD Holdings N.V.

On January 1, 2006, we entered into an Amended and Restated Master Agreement with WorldTravel Partners I, LLC, now BCD Travel. This Master Agreement was negotiated on an arm’s-length basis and superseded the January 1, 2002 Master Agreement. Under the Master Agreement, we: (i) provide software development services; (ii) process transactions from locations owned or operated by BCD Travel and from BCD Travel’s global partners, including its Latin American, Canadian and European partners; (iii) provide access to software residing on our hardware for BCD Travel’s use for internal business purposes; and (iv) provide quality assurance services related to online transaction processing for their corporate travel service customers. Additionally, we provide support and maintenance services related to all but the software development services.

The Master Agreement provides that BCD Travel pays us a per-transaction fee as compensation for all services excluding development services. A certain portion of the estimated fees are prepaid on a monthly basis, with a monthly true-up against actual transaction fees. Fees for development services are paid on an installment basis as specified in a delivery order that details the development services to be performed. The fees for development services are potentially subject to penalties and incentives as specified in a particular delivery order. Ownership for any custom software developed as part of the development services is specified in each delivery order.

In conjunction with the acquisition of certain assets of Hi-Mark, LLC in January 2007, we now license our technology to perform enhanced data consolidation and reporting services for BCD Travel and to provide access to our software for BCD affiliates’ internal use. BCD Travel pays us access and reporting fees, and we provide maintenance and support related to the services.

Our wholly-owned subsidiary, TRX Europe Ltd., entered into a CORREX Services Agreement and a RESX Distributor Agreement with WorldTravel Holland B.V. Additionally, TRX Europe Ltd. entered into a Service Bureau Agreement with WorldTravel Belgium S.A. These agreements were negotiated on an arm’s-length basis. Pursuant to these agreements, we process transactions from WorldTravel locations in Holland and Belgium, and we provide maintenance and related support services and automated travel information and reservation services. WorldTravel pays us implementation fees and transaction fees. Payments are made in Euros and British Pounds. The CORREX Services Agreement automatically renewed in January 2008, and will continue to renew for additional one-year periods until terminated. The RESX Distributor Agreement automatically renewed in April 2008, and will continue to renew for additional one-year periods until terminated. The Service Bureau Agreement automatically renewed in December 2007, and will continue to renew for additional one-year periods until terminated.

On April 17, 2005, we entered into a Sublease Agreement with WorldTravel Partners I, LLC, now BCD Travel, subleasing 20,164 square feet of our Atlanta office. The total funds received related to the Sublease Agreement in 2007 were $217,971.

During 2007, we received an aggregate of $8.9 million from BCD Holdings N.V. and its affiliates in connection with the arrangements discussed above.

DIRECTOR INDEPENDENCE

We are a “controlled company” for purposes of Rule 4350(c)(5) of the NASDAQ Stock Market (“Nasdaq”) listing standards by virtue of the fact that BCD Technology, S.A., our majority shareholder, continues to hold of record 51.1% of the voting power of our common stock. On August 31, 2006, our Board of Directors deemed it advisable and in our best interests to elect to take advantage of the “controlled company” exemption as permitted under the Nasdaq listing standards. As a “controlled company,” we are exempt from the provisions of the Nasdaq listing standards that require us to have a board of directors comprised of a majority of independent directors (we currently have an equal number of independent directors and non-independent directors) and to maintain compensation and nominating committees comprised solely of independent directors. The Board of Directors has determined, however, that Messrs. Bell, J. Davis, and Feuerstein are independent as defined by Nasdaq listing standards.

Mr. Drechsel is not independent as defined by Nasdaq listing standards and serves on our Compensation, Corporate Governance, and Nominating Committee. The Board of Directors believes that in light of our current status as a “controlled company” and our adoption of the Policy Regarding Qualification and Nomination of Director Candidates, as discussed below, we have in place adequate processes to identify, evaluate, select, and nominate qualified director candidates. If we cease to be a “controlled company” under the Nasdaq listing standards, we will come into full compliance with all of the requirements thereof within the applicable transition periods provided for by the Nasdaq listing standards.

Item 14.    Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table shows the fees earned by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for the audit and other services provided that related to the fiscal years ended December 31, 2007 and 2006.

	2007	2006
Audit Fees	$536,000	$496,000
Audit-Related Fees	63,000	—
Tax Fees	—	11,000
All Other Fees	—	—

Total	$599,000	$507,000

Audit Fees. Audit fees for the fiscal years ended December 31, 2007 and 2006 were for professional services rendered for audits of our annual financial statements and review of our quarterly financial statements included in our Quarterly Reports on Form 10-Q. In addition, in 2006 we incurred fees related to regulatory related professional services rendered for our Sarbanes-Oxley preparedness.

Audit-Related Fees. Audit-related fees for the fiscal year ended December 31, 2007 were for professional services rendered in relation to our adoption of Financial Accounting Standards Board Interpretation No. 48.

Tax Fees. Tax fees for the fiscal year ended December 31, 2006 were for professional services rendered for consultation regarding the U.S. research and development tax credit and India tax structuring.

The Audit Committee of the Board of Directors has determined that the provision of these services is compatible with the maintenance of the independence of Deloitte & Touche LLP.

Pre-approval Policies and Procedures

The Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. The pre-approval policy is detailed as to the particular service or category of services and is subject to a specific budget. The services include the engagement of the independent registered public accounting firm for audit services, audit-related services, and tax services.

If TRX has a need to engage the independent registered public accounting firm for other services, which are not considered subject to the general pre-approval as described above, then the Audit Committee must approve such specific engagement as well as the projected fees. If the timing of the project requires an expedited decision, then the Audit Committee has delegated to the Chairman of the Committee the authority to pre-approve such engagement, subject to fee limitations. The Chairman must report all such pre-approvals to the entire Audit Committee for ratification at the next Committee meeting.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(b) Exhibits

The exhibits filed as part of the Annual Report on Form 10-K/A and listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated in this Item 15 by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRX, Inc.
By:	/S/ NORWOOD H. (“TRIP”) DAVIS, III
Norwood H. (“Trip”) Davis, III
President, Chief Executive Officer and Director

Date:	April 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ NORWOOD H. (“TRIP”) DAVIS, III Norwood H. (“Trip”) Davis, III	President, Chief Executive Officer and Director (principal executive officer)	April 25, 2008

/S/ DAVID D. CATHCART David D. Cathcart	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 25, 2008

* Johan G. Drechsel	Chairman of the Board and Director	April 25, 2008

* Mark R. Bell	Director	April 25, 2008

* John F. Davis, III	Director	April 25, 2008

* John A. Fentener van Vlissingen	Director	April 25, 2008

* Harry A. Feuerstein	Director	April 25, 2008

*By:	/S/ DAVID D. CATHCART
David D. Cathcart, Attorney-in-Fact
April 25, 2008

TRX, INC.

FORM 10-K

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of TRX, Inc. (filed as Exhibit 3.3 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of TRX, Inc. (filed as Exhibit 3.4 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference).

4.1	Specimen Common Stock certificate (filed as Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1, filed on July 27, 2005 and incorporated herein by reference).

10.1	Letter Agreement, dated December 31, 2004, by and among BCD Technology, S.A. and Norwood H. Davis, III, Davis Family Holdings, LLC and Davis Family Holdings II, LLC (filed as Exhibit 10.5 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.2	Amended and Restated Credit Agreement, dated November 7, 2005, by and between TRX, Inc. and Bank of America, N.A. (filed as Exhibit 10.2 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.3	Amendment No. 1 to Amended and Restated Credit Agreement among TRX, Inc. and Bank of America, Inc., dated January 11, 2007. (filed as Exhibit 10.3 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.4	Amendment No. 2 to Amended and Restated Credit Agreement between TRX, Inc. and Bank of America, Inc., dated April 30, 2007 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 9, 2007 and incorporated herein by reference).

10.5	Amendment No. 3 to Amended and Restated Credit Agreement among TRX, Inc., each of the subsidiaries of TRX, Inc. signatory thereto, and Bank of America, N.A., dated October 29, 2007. †

10.6	Promissory Note made by TRX, Inc. in favor of Hi-Mark, LLC, dated January 11, 2007 (filed as Exhibit 10.4 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.7	Services Agreement, dated December 23, 2002, by and between American Airlines, Inc. and TRX Fulfillment Services, LLC (filed as Exhibit 10.17 to Amendment No.1 to our Registration Statement on Form S-1, filed on June 17, 2005 and incorporated herein by reference).*

10.8	Amendment #1 to Services Agreement between TRX Fulfillment Services, LLC and American Airlines, Inc., dated February 1, 2006. †*

10.9	Amended and Restated Agreement for the Provision of Services, dated December 1, 2005, by and between TRX, Inc. and American Express Travel Related Services Company, Inc. (filed as Exhibit 10.7 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference).*

10.10	Amendment #1 to TRX, Inc. Amended and Restated Agreement for the Provision of Services with American Express Travel Related Service Company, Inc. between TRX, Inc. and American Express Travel Related Service Company, Inc., dated October 23, 2007. †*

Exhibit No.	Description

10.11	Master Services Agreement, dated February 1, 2002, as amended January 10, 2003, with Addendums, by and between Citibank, N.A. and TRX Data Services, Inc. (filed as Exhibit 10.47 to Amendment No. 6 to our Registration Statement on Form S-1, filed on August 18, 2005 and incorporated herein by reference).*

10.12	Amendment to Exhibit VIII to Master Services Agreement dated December 20, 2005, by and between Citibank, N.A. and TRX Data Services, Inc. (filed as Exhibit 10.25 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference).*

10.13	Amendment Number 2 to the Master Services Agreement between Citibank, N.A. and TRX Data Services Inc., dated December 6, 2005 (filed as Exhibit 10.40 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference).*

10.14	Amendment to Work Order for Ongoing TRX Global Data Services and Work Order for TRX Datatrax Ad-Hoc Reporting of the Citi Global Data Repository (GDR) and Master Services Agreement between CitiBank, N.A. and TRX Data Services, Inc., dated July 13, 2007 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 8, 2007 and incorporated herein by reference).*

10.15	Shared Services Agreement, dated August 1, 2004, by and between TRX, Inc. and Siemens Shared Services, LLC (filed as Exhibit 10.54 to Amendment No. 1 to our Registration Statement on Form S-1, filed on June 17, 2005 and incorporated herein by reference).*

10.16	Alliance Agreement dated February 9, 2006 by and between TRX, Inc. and E2E SerWiz Solutions Ltd (filed as Exhibit 10.38 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference)*

10.17	Shared Services Agreement dated February 10, 2006 by and between TRX, Inc., TRX Fulfillment Services, LLC and E2E SerWiz Solutions Ltd (filed as Exhibit 10.39 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference).*

10.18	Master Services Agreement between Expedia, Inc. and TRX, Inc., dated January 1, 2007 (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).*

10.19	Amendment # 1 to Master Services Agreement between Expedia, Inc. and TRX, Inc., dated March 30, 2007 (filed as Exhibit 10.46 to our Quarterly Report on Form 10-Q, filed on May 10, 2007 and incorporated herein by reference).*

10.20	Amended and Restated Master Agreement dated January 1, 2006 by and between TRX Technology Services, L.P. and World Travel Partners and LLC (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 4, 2006 and incorporated herein by reference).*

10.21	Employment Contract, dated December 31, 2004, by and between Norwood H. Davis, III and TRX, Inc. (filed as Exhibit 10.24 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.22	First Amendment to Employment Contract dated August 26, 2005, by and between Norwood H. Davis, III and TRX, Inc. (filed as Exhibit 10.65 to Amendment No. 8 to our Registration Statement on Form S-1, filed on September 9, 2005 and incorporated herein by reference).

10.23	Second Amendment to Employment Contract dated June 30, 2006 between Norwood H. Davis, III and TRX, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 30, 2006 and incorporated herein by reference).

10.24	Third Amendment to Employment Contract dated April 5, 2007 between Norwood H. Davis, III and TRX, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed April 5, 2007 and incorporated herein by reference).

Exhibit No.	Description

10.25	Fourth Amendment to Employment Contract dated January 10, 2008 between Norwood H. Davis, III and TRX, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed January 11, 2008 and incorporated herein by reference).

10.26	Employment Contract, dated April 5, 2004, as amended April 27, 2005, by and between Victor Pynn and TRX, Inc. (filed as Exhibit 10.27 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.27	Employment Contract between David Cathcart and TRX, Inc., dated July 1, 2005 (filed as Exhibit 10.27 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.28	First Amendment to Employment Contract between David Cathcart and TRX, Inc., dated November 15, 2006 (filed as Exhibit 10.28 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.29	Employment Contract dated January 1, 2004 between Peter Grover and TRX Europe, Ltd. (filed as Exhibit 10.48 to our Quarterly Report on Form 10-Q, filed on May 10, 2007 and incorporated herein by reference).

10.30	Amendment to Employment Contract dated April 28, 2005 between Peter Grover and TRX Europe, Ltd. (filed as Exhibit 10.49 to our Quarterly Report on Form 10-Q, filed on May 10, 2007 and incorporated herein by reference).

10.31	Second Amendment to Employment Contract dated November 2, 2005 between Peter Grover and TRX Europe, Ltd. (filed as Exhibit 10.50 to our Quarterly Report on Form 10-Q, filed on May 10, 2007 and incorporated herein by reference).

10.32	Release Agreement between Peter Grover and TRX Europe Ltd dated July 13, 2007 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on November 8, 2007 and incorporated herein by reference).

10.33	Lease Agreement, dated September 26, 1995, as amended August 7, 1996, April 8, 1997, December 3, 1997, October 5, 1998, April 22, 1999, August 17, 1999, March 29, 2000, January 1, 2003 and July 26, 2004, by and between WorldTravel Partners, L.P. and Weeks Realty, L.P. (filed as Exhibit 10.28 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.34	TRX, Inc. Omnibus Incentive Plan (filed as Exhibit 10.32 to our Annual Report on Form 10-K, filed February 22, 2006 and incorporated herein by reference).

10.35	TRX, Inc. Employee Stock Purchase Plan. (filed as Exhibit 10.59 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference).

10.36	TRX, Inc. Executive Annual Incentive Plan (filed as Exhibit 10.37 to our Annual Report on Form 10-K, filed February 22, 2006 and incorporated herein by reference).

10.37	Asset Purchase Agreement by and among TRX, Inc., Hi-Mark, LLC, Hi-Mark Travel Systems, Inc., Integrated Profitmark Corporation, LLC and the Owner Entity Shareholders, dated December 7, 2006 (filed as Exhibit 10.44 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).*

10.38	Asset Purchase Agreement by and among Travel Analytics, Inc., Scott Gillespie, Kristina O. Gillespie and TRX, Inc., dated August 2, 2006 (filed as Exhibit 10.45 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).*

21.2	Subsidiaries of the Registrant. †

Exhibit No.	Description

23.1	Consent of Deloitte & Touche LLP. †

24.1	Power of Attorney (included with signature page of the Annual Report on Form 10-K) †

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Section 906 Principal Executive Officer and Principal Financial Officer Certification ‡

**	Filed herewith.
†	Previously filed with the original filing of this Annual Report on Form 10-K on March 11, 2008.
‡	Previously furnished with the original filing of this Annual Report on Form 10-K on March 11, 2008.
*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.