Form 10-Q
period 2008-03-31
TRX INC/GA
filed 2008-05-02
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding at April 29, 2008 was 18,341,454 shares.

TRX, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,061	$8,879
Settlement assets	9,720	60
Trade accounts receivable, net	11,785	16,181
Prepaids and other	3,304	2,786

Total current assets	29,870	27,906

NONCURRENT ASSETS:
Property and equipment, net	19,703	19,496
Goodwill	36,993	36,981
Other assets, net	3,082	3,406

Total noncurrent assets	59,778	59,883

Total assets	$89,648	$87,789

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$16,418	$22,966
Customer deposits and deferred revenue	24,133	21,859
Settlement obligations	9,720	60
Current portion of long-term debt	2,333	2,333

Total current liabilities	52,604	47,218

NONCURRENT LIABILITIES:
Long-term debt–less current portion	2,333	2,917
Other long-term liabilities	778	635

Total noncurrent liabilities	3,111	3,552

Total liabilities	55,715	50,770

COMMITMENTS AND CONTINGENCIES (NOTE 1)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 18,507,913 and 18,492,332 shares issued; 18,320,382 and 18,304,801 shares outstanding at March 31, 2008 and December 31, 2007, respectively	184	184
Additional paid-in capital	95,648	95,519
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Cumulative translation adjustment	310	142
Accumulated deficit	(59,915)	(56,532)

Total shareholders’ equity	33,933	37,019

Total liabilities and shareholders’ equity	$89,648	$87,789

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
REVENUES:
Transaction and other revenues	$21,875	$25,253
Client reimbursements	127	622

Total revenues	22,002	25,875

EXPENSES:
Operating, excluding depreciation and amortization	14,220	14,772
Selling, general, and administrative, excluding depreciation and amortization	4,451	4,261
Technology development	3,870	3,021
Client reimbursements	127	622
Depreciation and amortization	2,669	2,788

Total expenses	25,337	25,464

OPERATING (LOSS) INCOME	(3,335)	411
INTEREST (EXPENSE) INCOME:
Interest income	49	152
Interest expense	(97)	(140)

Total interest (expense) income, net	(48)	12

NET (LOSS) INCOME	$(3,383)	$423

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,320	18,214

Diluted	18,320	18,220

Basic and diluted net (loss) income per share	$(0.18)	$0.02

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,383)	$423

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,669	2,788
Provision for bad debts	32	(62)
Stock compensation expense	100	215
Changes in assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	4,496	(302)
Prepaids and other assets	253	239
Accounts payable and accrued liabilities	(7,713)	138
Customer deposits and deferred revenue	2,233	(3,999)

Total adjustments	2,070	(983)

Net cash used in operating activities	(1,313)	(560)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,165)	(1,368)
Acquisitions, net of cash acquired	—	(10,049)

Net cash used in investing activities	(2,165)	(11,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(584)	(64)
Proceeds from stock plans	25	24

Net cash used in financing activities	(559)	(40)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	219	45

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,818)	(11,972)
CASH AND CASH EQUIVALENTS—Beginning of period	8,879	24,444

CASH AND CASH EQUIVALENTS—End of period	$5,061	$12,472

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

Basis of Presentation—The accompanying unaudited consolidated financial statements of TRX, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2007. Due to the seasonal fluctuations for the purchase of air travel by leisure and corporate travelers as well as credit card volume related to corporate travel, interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary for a fair statement of results for the interim periods presented.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

Settlement Assets and Settlement Liabilities— We provide back office processing services for a client. We recognize fees associated with such services as revenues when services are rendered. We collect cash relating to the sale of travel on behalf of our client, and remit such cash to the providers of related travel services (such as airline, hotel, etc.). We have a legal obligation to settle these transactions on behalf of our client each month, and therefore classify both the obligation and related asset as current on the accompanying consolidated balance sheet. During 2007, our client transitioned the majority of back office processing in-house, which significantly reduced the recorded amounts of settlement assets and settlement liabilities at December 31, 2007. Additionally, during the first quarter of 2008, the entity that acts as the settlement agent between travel processors and the suppliers required our Germany operation to post a letter of credit or cash of $9.7 million, based on our estimated annual gross volumes processed. As a result, our client deposited with us this required restricted cash balance. Because this $9.7 million cash held at March 31, 2008 is restricted for the purposes of funding the settlement agent if needed, we have included both the cash balance and the offsetting liability to our client in settlement assets and settlement liabilities, respectively.

Allowance for Doubtful Accounts—We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The balance was $275 and $229 as of March 31, 2008 and December 31, 2007, respectively.

Goodwill—The following table discloses the changes in the carrying amount of goodwill during the three months ended March 31, 2008:

Balance, January 1	$36,981
Earnout on Travel Analytics acquisition	12

Balance, March 31	$36,993

Other Intangible Assets—A summary of our intangible assets as of March 31, 2008 and December 31, 2007 is as follows:

		March 31, 2008		December 31, 2007
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	6 – 8 years	$615	$(324)	$615	$(309)
Trademarks and patents	10 years	2,062	(276)	2,062	(224)
Non-compete agreements	4 –5 years	382	(114)	382	(93)

		$3,059	$(714)	$3,059	(626)

We recorded related amortization expense of $88 during each of the three months ended March 31, 2008 and 2007, respectively.

Revenue Recognition and Cost Deferral— We recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” when certain other consulting or other services are combined with our transaction processing revenues and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition,” when all of the following have occurred: (1) persuasive evidence of an arrangement exists; (2) services have been performed; (3) the fee for services is fixed or determinable; and (4) collectibility is reasonably assured. Generally, these criteria are considered to have been met as follows:

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

On July 13, 2007, TRX Data Services, Inc. (“TRX Data Services”), a wholly-owned subsidiary of TRX, and Citibank, N.A. (“Citibank”) executed an amendment to the Master Services Agreement dated February 1, 2002, as amended (the “Amendment”). The Amendment extends the scheduled expiration date of the Master Services Agreement from January 13, 2009 to December 31, 2010. The primary purpose of the Amendment is for TRX Data Services to sell a limited perpetual license of certain source code to Citibank in order for Citibank to perform certain services in-house that have previously been hosted by TRX Data Services. TRX Data Services continues to perform maintenance and project services for Citibank.

The Amendment also provided that we would continue to provide the hosting services historically provided to Citibank until such time as the sale of the perpetual license occurs. The sale price for the perpetual license is $4.5 million and the sale was to occur once the requisite activities to assist Citibank in readying its information technology environment to support the technology had been performed by us and accepted by Citibank. Citibank notified us of acceptance, and the license sale occurred on April 30, 2008. In addition to the license sale, Citibank will also pay us approximately $1.4 million for certain assets that we have purchased in the past for Citibank’s benefit, which are essential to the functionality of the technology.

The sale of the license, the compensation for the assets referred to above, and the hosting services are all elements of the Amendment. Revenue recognition for these elements is governed by American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”). In accordance with SOP 97-2, as there was no vendor specific objective evidence of the fair value of the perpetual license at the effective date of the Amendment, revenue associated with the hosting services was deferred until April 30, 2008, when the sale of the perpetual license occurred. The amount of revenue deferred for the hosting services is $10.0 million and $6.5 million as of March 31, 2008 and December 31, 2007, respectively, and such amounts will be recognized as revenue during the second quarter of 2008. All costs associated with the hosting services are being expensed as incurred.

We apply EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” which requires that client reimbursements received for direct costs paid to third parties and related expenses be characterized as revenue. Client reimbursements represent direct costs paid to third parties primarily for voice and data and items such as paper tickets.

Concentration of Credit Risk—A significant portion of our revenues is derived from a limited number of clients. Our top five clients accounted for approximately 73% and 80% of our total revenues in the three months ended March 31, 2008 and 2007, respectively. Contracts with our major clients may be terminated by the applicable client if we fail to meet certain performance criteria. Expedia, Inc. (“Expedia”) and its affiliates accounted for 44% of our revenues in the three months ended March 31, 2008. Expedia and its affiliates accounted for 41% of our revenues in the three months ended March 31, 2007. Citibank accounted for 5% and 18% of our revenues during the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008 and December 31, 2007, 18% and 15%, respectively, of our accounts receivable were related to Citibank. We expect a further decline in the concentration of Citibank revenue as a result of the Amendment discussed above in “Revenue Recognition and Cost Deferral.”

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

All common stock equivalents with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Net loss	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share
Basic net (loss) income per share	$(3,383)	18,320	$(0.18)	$423	18,214	$0.02
Effect of dilutive securities:
Options to acquire common stock	—	—	—	—	6	—

Diluted net (loss) income per share	$(3,383)	18,320	$(0.18)	$423	18,220	$0.02

Because of their anti-dilutive effect on the income per share recorded in each of the periods presented, the diluted share base excludes incremental shares related to 1,929 and 1,785 employee stock options for the three months ended March 31, 2008 and 2007, respectively.

Stock-Based Employee Compensation— We account for stock-based employee compensation under Statement of Financial Accounting Standards (“SFAS”) Statement No. 123 (revised 2004) (“SFAS 123(R)”) entitled, “Share-Based Payment.” This standard requires the recognition of compensation expense for the grant-date fair value of all share-based awards granted to employees. SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006, as well as to the unvested portion of awards outstanding as of January 1, 2006. We adopted SFAS 123(R) by using the modified prospective transition method, which requires us to value stock options granted prior to our adoption of SFAS 123(R) under the fair value method and expense the unvested portion over the remaining vesting period, for existing unvested options, as well as shares purchased by employees under our ESPP. SFAS 123(R) also requires us to estimate forfeitures in calculating the expense related to stock-based compensation.

The weighted average grant-date fair value of the options granted during the three months ended March 31, 2008, calculated using the Black-Scholes model, ranged from $0.22 to $0.46. The weighted average grant-date fair value of the options granted during the three months ended March 31, 2007, calculated using the Black-Scholes model, ranged from $0.59 to $1.81.

The following assumptions were used for grants in the three months ended March 31, 2008: dividend yield of zero, volatility of 26.42% to 32.93%, risk-free interest rate of 2.17% to 2.96%, and an expected life of 2.00 to 4.25 years. The following assumptions were used for grants in the three months ended March 31, 2007: dividend yield of zero, volatility of 22.1% to 23.3%, risk-free interest rate of 4.48% to 4.86%, and an expected life of 2.00 to 4.25 years. Expected volatility is based on the volatility of a group of stocks we view as peer companies, due to the limited history of our stock trading on an exchange. We use historical data to estimate the expected life and employee termination assumptions in our accounting under SFAS 123(R). The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected life of the grant.

The following table summarizes stock options outstanding as of March 31, 2008, as well as activity during the three months then ended:

	Options	Weighted Average Exercise Price
Outstanding at January 1	1,598,810	$8.18
Granted	480,000	1.27
Cancelled	(149,810)	9.70
Exercised	—	—

Outstanding at March 31	1,929,000	$6.35

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At March 31, 2008, the aggregate intrinsic value of options outstanding was $121,500 with a weighted average remaining contractual term of 8.2 years; the aggregate intrinsic value of the 887,500 options exercisable was $0 with a weighted average exercise price of $8.52 and a weighted average remaining contractual term of 7.5 years.

The following table summarizes nonvested stock options outstanding as of March 31, 2008, as well as activity during the three months then ended:

	Options	Weighted Average Grant-Date Fair Price
Outstanding at January 1	631,500	$7.27
Granted	480,000	1.27
Forfeited	(27,500)	4.32
Vested	(42,500)	7.33

Outstanding at March 31	1,041,500	$4.58

Compensation cost from nonvested stock granted to employees is recognized as expense using the straight-line method over the vesting period. As of March 31, 2008, total unrecognized compensation cost related to nonvested stock options was approximately

$0.5 million. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years. For the three months ended March 31, 2008 and 2007, our total stock-based compensation expense was approximately $104 and $219, respectively.

Comprehensive (Loss) Income—Our comprehensive (loss) income includes net (loss) income and cumulative translation adjustments. The components of comprehensive (loss) income are as follows:

	Three Months Ended March 31,
	2008	2007
Net (loss) income	$(3,383)	$423
Cumulative translation adjustment	168	(6)

Total	$(3,215)	$417

Statement of Cash Flows—Cash paid for interest was $119 and $28 for the three months ended March 31, 2008 and 2007, respectively. Cash paid for income taxes was $5 and $216 for the three months ended March 31, 2008 and 2007, respectively. We had accrued capital expenditures of $591 and $34 at March 31, 2008 and 2007, respectively.

Segment Reporting—Operating segments are defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS No. 131”). Our chief operating decision maker currently operates one operating segment and the expense structure of the business is managed functionally. Our measure of segment profit is consolidated operating income.

Prior to 2007, we executed on a strategic decision made in 2004 to reduce our call center operations. This reduction concluded in 2006. Ongoing call center revenues of $1,774 and $1,051 for the three months ended March 31, 2008 and 2007, respectively, which were previously included as customer care, are now reflected in transaction processing revenues in the table below. Our revenue, aggregated by service offering, is as follows:

	Three Months Ended March 31,
	2008	2007
Transaction processing	$17,647	$18,529
Data reporting	4,228	6,724

Transaction and other revenues	21,875	25,253
Client reimbursements	127	622

Total	$22,002	$25,875

The following is a geographic breakdown of revenues for the three months ended March 31, 2008 and 2007, and a geographic breakdown of long-lived assets at March 31, 2008 and December 31, 2007:

	Three Months Ended March 31,
	2008	2007
Revenues:
United States	$17,272	$21,561
United Kingdom	2,130	2,578
Other International	2,600	1,736

	$22,002	$25,875

	At March 31, 2008	At December 31, 2007
Long-Lived Assets:
United States	$18,883	$18,587
United Kingdom	199	275
Other International	621	634

	$19,703	$19,496

Litigation—We are involved in various claims and lawsuits incidental to our business. In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on our financial position, liquidity, or results of operations.

Recent Accounting Pronouncements—In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We did not elect the fair value option for any of our existing financial instruments as of January 1, 2008, and we have not determined whether or not we will elect this option for financial instruments we may acquire in the future.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”) which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157, effective January 1, 2008, did not have a material effect on our consolidated financial statements. We have not determined the impact of implementing the provisions of SFAS No. 157 to the items deferred by FSP No. 157-2.

2. DEBT

Debt consists of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Note payable	$4,666	$5,250
Less current maturities	2,333	2,333

Long-term portion	$2,333	$2,917

Our note payable relates to the acquisition of certain assets and assumption of certain liabilities of Hi-Mark, LLC (“Hi-Mark:”), with quarterly principal payments (which began in April 2007 and continue through January 2010) in the amount of $583 together with accrued interest, which accrues at the Prime rate (7.25% at March 31, 2008).

On April 30, 2008, we amended our credit agreement with Bank of America, N.A, effective March 30, 2008, to clarify the treatment of the Citibank revenues and to delay the effectiveness of the Consolidated Fixed Charge Coverage Ratio from March 31, 2008 to June 30, 2008 and to modify certain other related provisions of the Credit Agreement.

We have a $10.0 million revolving line of credit facility expiring April 2009. The lender holds a senior security interest in all of our domestic assets and a 66% interest in the stock of our international subsidiaries. Under the facility, we are subject to certain financial covenants, including maintenance of certain leverage ratios. The facility also requires that we reduce our borrowings to $2.0 million or less for 30 days during each calendar quarter. Further, we are restricted in our ability to, among other things, make advances to our European operations, make acquisitions, make capital expenditures, incur additional indebtedness and pay dividends. We pay a variable rate of interest on draws, at LIBOR plus 0.5%, and an annual fee of 0.5% of the unused portion of the $10.0 million commitment. As of March 31, 2008, we are in compliance with all financial covenants, $10.0 million was available for borrowing, and there were no borrowings against the facility. We have an outstanding letter of credit in the amount of $45 against the facility as of March 31, 2008.

3. RELATED-PARTY TRANSACTIONS

BCD Travel, formerly WorldTravel BTI, is majority-owned by our majority shareholder, BCD. During the three months ended March 31, 2008 and 2007, we recognized transaction and other revenues from BCD Travel totaling $2,009 and $1,867, respectively. At March 31, 2008 and December 31, 2007, respectively, $799 and $1,077 was receivable from BCD Travel.

4. ACQUISITIONS

India Operations

In December 2007, we acquired the assembled workforce and certain property assets used by Siemens Shares Services LLC (“Siemens”) to provide services to TRX for $815. The assembled workforce and assets acquired constitute a business as defined by EITF Issue 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” and accordingly we accounted for this transaction as a business combination under SFAS No. 141, “Business Combinations.” While the employees and related assets migrated from Siemens to us in December 2007, we have not yet finalized the related purchase agreement, nor have we paid consideration for the purchase. This acquisition was accounted for using the purchase method of accounting, which includes an evaluation of the existence of any identifiable intangibles at the date of acquisition. Due to the strategic nature of the acquisition and low asset base, goodwill of $750 was recorded in connection with the acquisition. The goodwill is expected to be deductible for tax purposes over a period of 15 years. We have reflected the estimated purchase price of $815 within current liabilities in the accompanying consolidated balance sheet at March 31, 2008, as well as the related property and goodwill balances that are expected to result from the purchase. We expect the agreement to be finalized and consideration to be paid in the first half of 2008.

The following table summarizes the preliminary purchase price allocation of the fair values of the assets acquired.

Property and equipment, net	$65
Goodwill	750

Total consideration	$815

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three months ended March 31, 2008 and 2007. Also discussed is our financial position as of March 31, 2008. You should read this discussion in conjunction with our unaudited consolidated financial statements and the notes to those unaudited consolidated financial statements included elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ending December31, 2007. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

We are focused on transaction-based revenue from data reporting, reservation processing and online booking technologies that provide economies of scale to our clients and to us. These transactions are an integral part of our clients’ daily operations. Transaction levels, and thus revenues, fluctuate with our clients’ business levels, which are impacted by market changes and seasonality. We supplement our transaction-based revenue with short-term projects to implement, customize or enhance our service delivery.

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia and its affiliates, accounted for 44% and 41% of our global revenues in the three months ended March 31, 2008 and 2007, respectively. Expedia has been a client since its launch in 1996. In December 2006, we replaced our existing contract with Expedia with a Master Services Agreement (the “Agreement”). The Agreement continues through 2010. Our scale and process-reengineering expertise has allowed us to reduce our costs in several areas when measured on a per transaction basis. We have established pricing models that provide volume-based discounts to share scale efficiencies with our clients to ensure long-term, mutually-beneficial relationships. As a result, our average revenue per transaction has generally declined over the last few years. We expect it to continue to decline in the future because of scale efficiencies, as well as trends in the travel processing supply chain that began to evolve in late 2006 that are putting negative pressure on our revenue per transaction.

On July 13, 2007, TRX Data Services and Citibank executed an amendment to the Master Services Agreement dated February 1, 2002, as amended. The Amendment extends the scheduled expiration date of the Master Services Agreement from January 13, 2009 to December 31, 2010. The primary purpose of the Amendment is for TRX Data Services to sell a $4.5 million limited perpetual license of certain source code to Citibank in order for Citibank to perform certain services in-house that have previously been hosted by TRX Data Services. TRX Data Services continues to perform maintenance and project services for Citibank. As a result of the Amendment, recurring revenues from Citibank generated in 2008 are expected to be significantly less than revenues generated in 2007.

The Amendment also provided that we would continue to provide the hosting services historically provided to Citibank until such time as the sale of the perpetual license occurred. The sale occurred on April 30, 2008, when the requisite activities to assist Citibank in readying its information technology environment to support the technology had been performed by us and accepted by Citibank. In addition, Citibank will compensate us approximately $1.4 million for certain assets that we have purchased in the past for Citibank’s benefit, which are essential to the functionality of the technology.

The sale of the license, the compensation for the assets referred to above, and the hosting services are all elements of the Amendment. Revenue recognition for these elements is governed by SOP 97-2. In accordance with SOP 97-2, as there was no vendor specific objective evidence of the fair value of the perpetual license at the effective date of the Amendment, revenue associated with the hosting services was deferred until April 30, 2008, when the sale of the perpetual license occurred. The amount of revenue deferred for the hosting services is $10.0 million and $6.5 million as of March 31, 2008 and December 31, 2007, respectively, and such amounts will be recognized as revenue during the second quarter of 2008. All costs associated with the hosting services are being expensed as incurred.

In December 2007, we acquired the assembled workforce and certain property assets used by Siemens to provide services to TRX for $0.8 million. The assembled workforce and assets acquired constitute a business as defined by EITF Issue 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” and accordingly we accounted for this transaction as a business combination under SFAS No. 141, “Business Combinations.” While the employees and related assets migrated from Siemens to us in December 2007, we have not yet finalized the related purchase agreement, nor have we paid consideration for the purchase. We expect the agreement to be finalized and consideration to be paid in the first half of 2008. Since control of the assembled workforce and related assets was transferred to us in December 2007, we have recorded a liability to Siemens as of March 31, 2008 and December 31, 2007 for the estimated purchase price.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates. We believe that, of our significant accounting policies described in Note 1 of the notes to our consolidated financial statements included elsewhere in this Form 10-Q and described in our Form 10-K for the year ended December 31, 2007, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to assist investors in fully understanding and evaluating our consolidated financial condition and results of operations.

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

With respect to the Citibank amendment discussed above in the “Overview” section, the sale of the license, the compensation for the assets referred to above, and the hosting services are all elements of the Amendment. Revenue recognition for these elements is governed by SOP 97-2. In accordance with SOP 97-2, as there was no vendor specific objective evidence of the fair value of the perpetual license at the time of the Amendment, revenue associated with the hosting services was being deferred until April 30, 2008, when the sale of the perpetual license occurred. The amount of revenue deferred for the hosting services is $10.0 million and $6.5 million as of March 31, 2008 and December 31, 2007, respectively, and such amounts will be recognized as revenue during the second quarter of 2008. All costs associated with the hosting services are being expensed as incurred.

Internal-Use Software Development Costs. We account for internal-use software development costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1,”Accounting for the Cost of Software Developed or Obtained for Internal Use,” or SOP 98-1. SOP 98-1 specifies that software costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use is charged to technology development expense as incurred until the project enters the application development phase. Costs incurred in the application development phase are capitalized and depreciated over an estimated useful life of three years, beginning when the software is ready for use.

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

Transaction processing provisions. We have recorded estimates to account for processing errors made in the ticketing or fareloading process that result in tickets being issued at incorrect prices or from agency commissions being miscalculated. Our reserve for processing errors is based on several factors including historical trends, average debit memo lag time and timely identification of errors. Transaction processing provisions were $0.2 million and $0.5 million during the three months ended March 31, 2008 and 2007, respectively, and are included as operating expenses in our consolidated statements of operations.

Results of Operations

Comparison of Three Months Ended March 31, 2008 and March 31, 2007

Revenues. The following table sets forth comparative revenues by type, in dollars and as a percentage of transaction and other revenue, for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,
	2008		2007		Change
	(dollars in thousands)
Transaction processing	$17,647	81%	$18,529	73%	$(882)	(5)%
Data reporting	4,228	19	6,724	27	(2,496)	(37)

Transaction and other revenues	21,875	100	25,253	100	$(3,378)	(13)%
Client reimbursements	127		622

Total	$22,002		$25,875

Transaction processing revenues. Transaction processing revenues were $17.6 million in the three months ended March 31, 2008, a decrease of 5% compared to $18.5 million in the three months ended March 31, 2007. The decrease in transaction processing revenues was due to a 9% reduction in non-recurring transaction processing revenues, primarily related to a project in 2007 to expand a client’s GDS access, partially offset by growth in our customer care revenues. We expect revenues per transaction to continue to decline in the future because of scale efficiencies, as well as trends in the travel processing supply chain that began to evolve in late 2006 that are putting negative pressure on our revenue per transaction.

Data reporting revenues. Data reporting revenues were $4.2 million in the three months ended March 31, 2008, compared to $6.7 million in the three months ended March 31, 2007. The decrease in data reporting revenues was primarily due to the deferral of $3.5 million of routine data reporting revenues from Citibank, as previously discussed. Recurring revenues from Citibank generated in 2008 are expected to be significantly less than revenues generated in 2007.

Client reimbursement revenues and expenses. Client reimbursement revenues and expenses were $0.1 million in the three months ended March 31, 2008, a decrease of 80% compared to $0.6 million in the three months ended March 31, 2007. The decrease is primarily due to a non-recurring project in 2007 to expand a client’s GDS access.

Operating expenses. Operating expenses were $14.2 million in the three months ended March 31, 2008, a decrease of 4% compared to $14.8 million in the three months ended March 31, 2007. As a percentage of revenue, operating expenses increased from 58% in the three months ended March 31, 2007 to 65% in the three months ended March 31, 2008 primarily due to the deferral of $3.5 million of routine data reporting revenues from Citibank, without a related deferral of expenses in accordance with U.S. GAAP.

Selling, general and administrative expenses. Selling, general and administrative expenses were $4.5 million in the three months ended March 31, 2008, an increase of $0.2 million compared to the three months ended March 31, 2007.

Technology development expenses. Technology development expenses were $3.9 million in the three months ended March 31, 2008, an increase of 28% compared to $3.0 million in the three months ended March 31, 2007. As a percentage of revenue, technology development expense increased from 12% in the three months ended March 31, 2007 to 18% in the three months ended March 31, 2008. The increase was primarily due to our increased investment in new product technology related to our data reporting, reservation processing and online booking product offerings.

Depreciation and amortization. Depreciation and amortization expenses were $2.7 million in the three months ended March 31, 2008, a decrease of 4% compared to $2.8 million in the three months ended March 31, 2007.

Interest income. We generated $49 of interest income in the three months ended March 31, 2008, a decrease of 68% compared to $0.2 million in the three months ended March 31, 2007. The decrease is primarily due to reduced cash balances available for investment due to the cash portion of the purchase price paid for the Hi-Mark acquisition in January 2007.

Interest expense. Interest expense remained constant at $0.1 million in the three months ended March 31, 2008 and 2007.

Income tax provision. No income tax benefit was recorded for the three months ended March 31, 2008 as we have recorded a 100% valuation allowance on our net deferred tax assets. No income tax provision was recorded for the three months ended March 31, 2007, as such income is expected to be offset by net operating loss carryforwards.

Net (loss) income. Due to the factors described above, net loss was $3.4 million in the three months ended March 31, 2008 compared to net income of $0.4 million in the three months ended March 31, 2007.

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

At March 31, 2008, our principal sources of liquidity were cash and cash equivalents of $5.1 million and $10.0 million of availability under our revolving credit facility. We had no borrowings outstanding under our credit facility at March 31, 2008. The maximum amount available under our revolving credit facility is $10.0 million, and the monthly availability fluctuates based upon our last twelve months’ consolidated senior leverage ratio (as defined in the facility).

Net cash used in operating activities was $1.3 million in the three months ended March 31, 2008 compared to $0.6 million in the three months ended March 31, 2007. The primary driver in 2008 was the decrease in profitability.

Net cash used in investing activities was $2.2 million during the three months ended March 31, 2008, compared to $11.4 million during the three months ended March 31, 2007. The primary driver in 2007 related to the $10.4 million of cash paid in partial consideration of the acquisition of Hi-Mark in January 2007. The other significant driver of our investing activities is our capital expenditures, which include costs associated with internally developed software, as well as infrastructure required to support volume expansion, the acquisition of new revenue streams with new and existing clients, investment in business continuity, and opportunities to reduce costs. As of March 31, 2008, we had no material commitments related to capital expenditures.

Net cash used by financing activities was $0.6 million during the three months ended March 31, 2008 compared to $40 during the three months ended March 31, 2007. The primary driver in the three months ended March 31, 2008 was debt repayments.

On April 30, 2008, we amended our credit agreement with Bank of America, N.A, effective March 30, 2008, to clarify the treatment of the Citibank revenues and to delay the effectiveness of the Consolidated Fixed Charge Coverage Ratio from March 31, 2008 to June 30, 2008 and to modify certain other related provisions of the Credit Agreement.

We have a $10.0 million senior secured revolving credit facility that expires in April 2009. The lender holds a senior security interest in all of our domestic assets and a 66% interest in the stock of our international subsidiaries. Under the facility, we are subject to a maximum consolidated senior leverage ratio (as defined in the facility) of 1 to 1. The facility also requires that we reduce our borrowings under the facility to $2.0 million or less for 30 days during each calendar quarter. We are restricted in our ability to, among other things, make advances to our European operations, make acquisitions or sell assets, make capital expenditures, incur additional indebtedness and pay dividends. We are currently in compliance with all covenants. We pay a variable rate of interest on draws, at LIBOR plus 0.5%, and an annual fee of 0.5% of the unused portion of the $10.0 million commitment. At March 31, 2008, we had no borrowings outstanding against the facility. We have an outstanding letter of credit in the amount of $45 against the facility as of March 31, 2008.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We did not elect the fair value option for any of our existing financial instruments as of January 1, 2008, and we have not determined whether or not we will elect this option for financial instruments we may acquire in the future.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”) which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157, effective January 1, 2008, did not have a material effect on our consolidated financial statements. We have not determined the impact of implementing the provisions of SFAS No. 157 to the items deferred by FSP No. 157-2.

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

In evaluating these forward-looking statements, you should consider the following factors, as well as others set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ending December 31, 2007 filed with the SEC and as are detailed from time to time in other reports we file with the SEC, which may cause our actual results to differ materially from any forward-looking statement:

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of March 31, 2008, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.	Other Information

On April 30, 2008, we entered into the fourth amendment (the “Amendment”) to the Amended and Restated Credit Agreement between TRX, Inc. and Bank of America, N.A., dated November 7, 2005 and further amended on January 11, 2007, April 30, 2007 and October 29, 2007 (the “Credit Agreement”). The Credit Agreement was amended, effective March 30, 2008, to clarify the treatment of the Citibank revenues and to delay the effectiveness of the Consolidated Fixed Charge Coverage Ratio from March 31, 2008 to June 30, 2008 and to modify certain other related provisions of the Credit Agreement.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Amendment 1 to the Amended and Restated Master Agreement by and between TRX Technology Services, L.P. and BCD Travel USA LLC (formerly known as World Travel Partners I, LLC) dated March 20, 2008. † *

31.1	Certification of Norwood H. (“Trip”) Davis, III, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of David D. Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.
*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRX, INC.

Dated: May 2, 2008	By:	/s/ David D. Cathcart
David D. Cathcart
Chief Financial Officer (principal financial and accounting officer)