Form 10-Q
period 2008-06-30
TRX INC/GA
filed 2008-08-14
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding at August 12, 2008 was 18,362,247 shares.

TRX, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,645	$8,879
Settlement assets	100	60
Trade accounts receivable, net	14,293	16,181
Prepaids and other	2,641	2,786

Total current assets	28,679	27,906

NONCURRENT ASSETS:
Property and equipment, net	18,300	19,496
Goodwill	37,195	36,981
Other assets, net	3,034	3,406

Total noncurrent assets	58,529	59,883

Total assets	$87,208	$87,789

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$20,036	$22,966
Customer deposits and deferred revenue	12,344	21,859
Settlement obligations	100	60
Current portion of long-term debt	3,154	2,333

Total current liabilities	35,634	47,218

NONCURRENT LIABILITIES:
Long-term debt–less current portion	3,750	2,917
Other long-term liabilities	685	635

Total noncurrent liabilities	4,435	3,552

Total liabilities	40,069	50,770

COMMITMENTS AND CONTINGENCIES (NOTE 1)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 18,528,986 and 18,492,332 shares issued; 18,341,455 and 18,304,801 shares outstanding at June 30, 2008 and December 31, 2007, respectively	184	184
Additional paid-in capital	95,799	95,519
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Cumulative translation adjustment	255	142
Accumulated deficit	(46,805)	(56,532)

Total shareholders’ equity	47,139	37,019

Total liabilities and shareholders’ equity	$87,208	$87,789

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Transaction and other revenues	$37,544	$24,487	$59,419	$49,740
Client reimbursements	147	113	274	735

Total revenues	37,691	24,600	59,693	50,475

EXPENSES:
Operating, excluding depreciation and amortization	13,180	13,785	27,400	28,557
Selling, general, and administrative, excluding depreciation and amortization	4,784	4,598	9,235	8,859
Technology development	3,724	3,602	7,594	6,623
Client reimbursements	147	113	274	735
Depreciation and amortization	2,636	2,832	5,305	5,620

Total expenses	24,471	24,930	49,808	50,394

OPERATING INCOME (LOSS)	13,220	(330)	9,885	81
INTEREST (EXPENSE) INCOME:
Interest income	18	84	67	236
Interest expense	(128)	(159)	(225)	(299)

Total interest (expense) income, net	(110)	(75)	(158)	(63)

NET INCOME (LOSS)	$13,110	$(405)	$9,727	$18

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,340	18,273	18,330	18,244

Diluted	18,340	18,273	18,347	18,247

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.71	$(0.02)	$0.53	$0.00

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,727	$18

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,305	5,620
Provision for bad debts	269	228
Stock compensation expense	223	442
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	1,737	(3,539)
Prepaids and other assets	494	193
Accounts payable and accrued liabilities	(3,553)	694
Customer deposits and deferred revenue	(9,581)	362

Total adjustments	(5,106)	4,000

Net cash provided by operating activities	4,621	4,018

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,487)	(3,386)
Acquisition, net of cash acquired	—	(10,049)
Proceeds from sale of assets	578	—

Net cash used in investing activities	(3,909)	(13,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,167)	(696)
Borrowings under credit facility	2,821	—
Debt issue costs	(157)	—
Proceeds from stock plans	49	68

Net cash provided by (used in) financing activities	1,546	(628)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	508	113

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,766	(9,932)
CASH AND CASH EQUIVALENTS—Beginning of period	8,879	24,444

CASH AND CASH EQUIVALENTS—End of period	$11,645	$$14,512

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

Settlement Assets and Settlement Liabilities—We provide back office processing services for a client. We recognize fees associated with such services as revenues when services are rendered. We collect cash relating to the sale of travel on behalf of our client, and remit such cash to the providers of related travel services (such as airline, hotel, etc.). We have a legal obligation to settle these transactions on behalf of our client each month, and therefore classify both the obligation and related asset as current on the accompanying consolidated balance sheet. During 2007, our client transitioned the majority of back office processing in-house, which significantly reduced the recorded amounts of settlement assets and settlement liabilities at December 31, 2007. During the first quarter of 2008, the entity that acts as the settlement agent between travel processors and the suppliers required our Germany operation to post a letter of credit or cash of $9.7 million, based on our estimated annual gross volumes processed. As a result, our client deposited with us this required restricted cash balance. During the second quarter of 2008, this cash deposit was returned to our customer and reversed from our settlement assets and settlement liabilities balance at June 30, 2008.

Allowance for Doubtful Accounts—We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The balance was $546 and $229 as of June 30, 2008 and December 31, 2007, respectively.

Goodwill—The following table discloses the changes in the carrying amount of goodwill during the six months ended June 30, 2008:

Balance, January 1	$36,981
Earnout on Travel Analytics acquisition	214

Balance, June 30	$37,195

Other Intangible Assets—A summary of our intangible assets as of June 30, 2008 and December 31, 2007 is as follows:

		June 30, 2008		December 31, 2007
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	6 – 8 years	$615	$(348)	$615	$(309)
Trademarks and patents	10 years	2,062	(327)	2,062	(224)
Non-compete agreements	4 –5 years	382	(134)	382	(93)

		$3,059	$(809)	$3,059	(626)

During the three and six months ended June 30, 2008, we recorded related amortization expense of $94 and $183, respectively, and during the three and six months ended June 30, 2007, we recorded related amortization expense of $87 and $175, respectively.

Revenue Recognition and Cost Deferral—We recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” when certain other consulting or other services are combined with our transaction processing revenues and with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition,” when all of the following have occurred: (1) persuasive evidence of an arrangement exists; (2) services have been performed; (3) the fee for services is fixed or determinable; and (4) collectibility is reasonably assured. Generally, these criteria are considered to have been met as follows:

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

On July 13, 2007, TRX Data Services, Inc. (“TRX Data Services”), a wholly-owned subsidiary of TRX, and Citibank, N.A. (“Citibank”) executed an amendment to the Master Services Agreement dated February 1, 2002, as amended (the “Amendment”). The Amendment extends the scheduled expiration date of the Master Services Agreement from January 13, 2009 to December 31, 2010. The primary purpose of the Amendment was for TRX Data Services to sell a limited perpetual license of certain source code to Citibank in order for Citibank to perform certain services in-house that had previously been hosted by TRX Data Services. TRX Data Services continues to perform maintenance and project services for Citibank.

The Amendment also provided that we would continue to provide the hosting services historically provided to Citibank until such time as the sale of the perpetual license occurred. The license sale was completed during the second quarter of 2008 and, as a result, we recognized $4.5 million of revenue, the contractually-stated sales price of the license. In addition to the license sale, Citibank also paid us approximately $1.4 million for certain costs and assets that we had purchased in the past for Citibank’s benefit, which are essential to the functionality of the technology.

The sale of the license, the compensation for the assets referred to above, and the hosting services are all elements of the Amendment. Revenue recognition for these elements is governed by American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”). In accordance with SOP 97-2, as there was no vendor specific objective evidence of the fair value of the perpetual license at the effective date of the Amendment, revenue associated with the hosting services was deferred until April 30, 2008, when the sale of the perpetual license occurred. The amount of revenue recognized for the hosting services was $10.0 million during the second quarter of 2008. All costs associated with the hosting services were expensed as incurred from July 2007 through April 2008.

We apply EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” which requires that client reimbursements received for direct costs paid to third parties and related expenses be characterized as revenue. Client reimbursements represent direct costs paid to third parties primarily for voice and data and items such as paper tickets.

Concentration of Credit Risk—A significant portion of our revenues is derived from a limited number of clients. Our top five clients accounted for approximately 85% and 80% of our total revenues in the three months ended June 30, 2008 and 2007, respectively, and 81% and 80% of our total revenues in the six months ended June 30, 2008 and 2007, respectively. Contracts with the major clients may be terminated by the client if we fail to meet certain performance criteria. Expedia, Inc. (“Expedia”) and its affiliates accounted for 24% and 45% of revenues during the three months ended June 30, 2008 and 2007, respectively, and 32% and 39% of revenues during the six months ended June 30, 2008 and 2007, respectively. Citibank accounted for 48% and 19% of revenues during the three months ended June 30, 2008 and 2007, respectively, and 32% and 19% of revenues during the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008 and December 31, 2007, 27% and 15%, respectively, of our accounts receivable related to Citibank. We expect a decline in the concentration of Citibank revenue as a result of the Amendment discussed above in “Revenue Recognition and Cost Deferral.”

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

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Net Income	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic net income (loss) per share	$13,110	18,340	$0.71	$(405)	18,273	$(0.02)
Effect of dilutive securities:
Options to acquire common stock	—	—	—	—	—	—

Diluted net income (loss) per share	$13,110	18,340	$0.71	$(405)	18,273	$(0.02)

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Net Income	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share
Basic net income per share	$9,727	18,330	$0.53	$18	18,244	$0.00
Effect of dilutive securities:
Options to acquire common stock	—	17	—	—	3	—

Diluted net income per share	$9,727	18,347	$0.53	$18	18,247	$0.00

Because of their anti-dilutive effect on the net income per share recorded in each of the periods presented, the diluted share base excludes incremental shares related to all outstanding employee stock options for the three months ended June 30, 2008 and 2007, respectively, and 1,466 and 1,678 employee stock options for the six month ended June 30, 2008 and 2007, respectively.

Stock-Based Employee Compensation—We account for stock-based employee compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.”

The weighted average grant-date fair value of the options granted during the three and six months ended June 30, 2008, calculated using the Black-Scholes model, ranged from $0.22 to $0.46. The weighted average grant-date fair value of the options granted during the three and six months ended June 30, 2007, calculated using the Black-Scholes model, ranged from $0.59 to $1.81.

The following assumptions were used for grants in the three and six months ended June 30, 2008: dividend yield of zero, volatility of 26.42% to 34.38%, risk-free interest rate of 1.78% to 2.96%, and an expected life of 2.00 to 4.25 years. The following assumptions were used for grants in the three and six months ended June 30, 2007: dividend yield of zero, volatility of 22.1% to 23.3%, risk-free interest rate of 4.48% to 4.86%, and an expected life of 2.00 to 4.25 years. Expected volatility is based on the volatility of a group of stocks we view as peer companies, due to the limited history of our stock trading on an exchange. We use historical data to estimate the expected life and employee termination assumptions in our accounting under SFAS 123(R). The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected life of the grant.

The following table summarizes stock options outstanding as of June 30, 2008, as well as activity during the six months then ended:

	Options	Weighted Average Exercise Price
Outstanding at January 1	1,598,810	$8.18
Granted	990,000	1.27
Cancelled	(197,310)	9.35
Exercised	—	—

Outstanding at June 30	2,391,500	$5.23

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At June 30, 2008, the aggregate intrinsic value of options outstanding was $166 with a weighted average remaining contractual term of 8.4 years; the aggregate intrinsic value of the 896,833 options exercisable was $0 with a weighted average exercise price of $8.53 and a weighted average remaining contractual term of 7.2 years; and the aggregate intrinsic value of the 2,138,001 options vested or expected to vest was $149 with a weighted average exercise price of $5.23 and a weighted average remaining contractual term of 8.4 years.

The following table summarizes unvested stock options outstanding as of June 30, 2008, as well as activity during the six months then ended:

	Options	Weighted Average Exercise Price
Outstanding at January 1	631,500	$7.27
Granted	990,000	1.27
Forfeited	(62,500)	4.42
Vested	(64,333)	7.94

Outstanding at June 30	1,494,667	$3.38

Compensation cost from unvested stock options granted to employees is recognized as expense using the straight-line method over the vesting period. As of June 30, 2008, total unrecognized compensation cost related to unvested stock options was approximately $0.5 million. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years. For the three months and six months ended June 30, 2008, our total stock-based compensation expense was approximately $127 and $231, respectively. For the three months and six months ended June 30, 2007, our total stock-based compensation expense was approximately $234 and $453, respectively.

Comprehensive Income (Loss)—Our comprehensive income (loss) includes net income (loss) and cumulative translation adjustments. The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$13,110	$(405)	$9,727	$18
Cumulative translation adjustment	(55)	(47)	113	(53)

Total comprehensive income (loss)	$13,055	$(452)	$9,840	$(35)

Statement of Cash Flows—Cash paid for interest was $217 and $147 for the six months ended June 30, 2008 and 2007, respectively. Cash paid for income taxes was $5 and $216 for the six months ended June 30, 2008 and 2007, respectively. We had accrued capital expenditures of $0 and $58 at June 30, 2008 and 2007, respectively.

Segment Reporting—Operating segments are defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS No. 131”). Our chief operating decision maker has determined that we currently operate one operating segment, and the expense structure of the business is managed functionally. Our measure of segment profit is consolidated operating income.

Prior to 2007, we executed on a strategic decision made in 2004 to reduce our call center operations. This reduction concluded in 2006. Ongoing call center revenues of $1,725 and $1,104 for the three months ended June 30, 2008 and 2007, respectively, and $3,499 and $2,155 for the six months ended June 30, 2008 and 2007, respectively, which were previously included as customer care, are now reflected in transaction processing revenues in the table below. Our revenue, aggregated by service offering, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Transaction processing	$16,550	$17,729	$34,197	$36,258
Data reporting	20,994	6,758	25,222	13,482

Transaction and other revenues	37,544	24,487	59,419	49,740
Client reimbursements	147	113	274	735

Total	$37,691	$24,600	$59,693	$50,475

The following is a geographic breakdown of revenues for the three and six months ended June 30, 2008 and 2007, and a geographic breakdown of long-lived assets at June 30, 2008 and December 31, 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
United States	$33,193	$20,672	$50,388	$42,150
Germany	2,477	1,781	5,149	3,600
Other International	2,021	2,147	4,156	4,725

Total	$37,691	$24,600	$59,693	$50,475

	At June 30, 2008	At December 31, 2007
Long-Lived Assets:
United States	$17,298	$18,587
Germany	599	469
Other International	403	440

	$18,300	$19,496

Commitments and Contingencies— On June 25, 2008, we entered into a new office lease pursuant to which we will rent approximately 43,562 square feet of office space in Atlanta. We plan to relocate our existing Atlanta operations to the new location and do not intend to renew our existing lease agreement, which expires on October 31, 2008. The initial term of the lease is 11 years, commencing after the completion of certain tenant improvements to be constructed by the landlord, which is currently projected to be November 1, 2008. We have an option to extend the term of the lease for two additional five year terms, subject to the satisfaction of certain conditions specified in the lease.

The lease provides for approximate annual lease payments, net of excused rent, as follows: $0.6 million in each of years one through four, $0.9 million in each of years five through seven, and $1.0 million in each of years eight through 11. In addition to the base rent, beginning in 2010, we are responsible for our pro rata share of certain other customary costs and charges. As security for our obligations under the lease, we delivered to the landlord an irrevocable letter of credit in the amount of $1.5 million, utilizing a portion of our existing credit facility.

We are involved in various claims and lawsuits incidental to our business. In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on our financial position, liquidity, or results of operations.

Recent Accounting Pronouncements—In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Any effect of applying the provisions of these Statements shall be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” This statement is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Professional Standards AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect that the adoption of this standard will have a material effect on our consolidated financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations” and other GAAP. FSP No. 142-3 is effective for the first fiscal period beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We will be required to adopt FSP No. 142-3 for intangible assets acquired beginning with the first quarter of 2009. We are currently assessing the impact of this standard on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We did not elect the fair value option for any of our existing financial instruments as of January 1, 2008, and we have not determined whether or not we will elect this option for financial instruments we may acquire in the future.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”) which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157, effective January 1, 2008, did not have a material effect on our consolidated financial statements. We have not determined the impact of implementing the provisions of SFAS No. 157 to the items deferred by FSP No. 157-2.

2. DEBT

Debt consists of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Note payable	$4,083	$5,250
Borrowings under revolving credit facility	2,821	—

Total	6,904	5,250
Less current maturities	3,154	2,333

Long-term debt	$3,750	$2,917

Our note payable relates to the acquisition of certain assets and assumption of certain liabilities of Hi-Mark, LLC (“Hi-Mark”), with quarterly principal payments (which began in April 2007 and continue through January 2010) in the amount of $583 together with accrued interest, which accrues at the Prime rate (5.0% at June 30, 2008).

On May 30, 2008, we entered into a three year credit agreement (“Credit Agreement”) with Atlantic Capital Bank (“ACB”). The Credit Agreement matures on May 30, 2011 and contains substantially the same terms and conditions as our previous credit facility.

The Credit Agreement provides for a senior secured revolving credit facility with aggregate principal commitments not to exceed $10.0 million, which includes a $2.0 million letter of credit subfacility. A loan under the Credit Agreement may be a Base Rate loan or a LIBOR loan, at the option of the Company. Interest under the Credit Agreement accrues at Base Rate or LIBOR (plus 0.50% for Base Rate Loans and 2.50% for LIBOR Loans) for the revolving credit facility. Base Rate is the Prime Rate announced publicly by ACB from time to time. For letters of credit, the letter of credit fee is equal to the Applicable Rate (as defined in the Credit Agreement) times the daily amount available to be drawn under the letter of credit. Overdue amounts bear a fee of 2% per annum above the rate applicable to those amounts. We capitalized $157 of issuance cost related to this facility and our letter of credit which will be amortized to interest expense over the specific terms of the facility and letter of credit.

The Credit Agreement requires us to meet certain financial tests, including a consolidated leverage ratio and a fixed charge coverage ratio. The Credit Agreement also contains additional covenants which, among other things, require us to deliver to ACB specified financial information, including annual and quarterly financial information, and limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations, (i) merge with other companies, (ii) create liens on our property, (iii) incur debt obligations, (iv) enter into transactions with affiliates, except on an arms-length basis, and (v) dispose of property. As of June 30, 2008, we are in compliance with all financial covenants, $5.7 million was available for borrowing, there were $2.8 million of borrowings against the facility (of which $0.8 million is included in current portion of long-term debt as specified by the terms of the facility) and there was a $1.5 million letter of credit against this facility related to the lease of our new Atlanta office. As of June 30, 2008, the effective rate on our outstanding borrowings was 4.97%.

In connection with our entry into the Credit Agreement, we terminated our previous $10.0 million credit facility with Bank of America, N.A. which was scheduled to mature in April 2009. There were no prepayment penalties related to terminating this credit facility, and we expensed all remaining unamortized debt issue costs related to this facility to interest expense in the second quarter of 2008.

3. RELATED-PARTY TRANSACTIONS

BCD Travel, formerly WorldTravel BTI, is majority-owned by our majority shareholder, BCD. During the three and six months ended June 30, 2008, we recognized transaction and other revenues from BCD Travel totaling $1,842 and $3,860, respectively. During the three and six months ended June 30, 2007, we recognized transaction and other revenues from BCD Travel totaling $1,880 and $3,771, respectively. At June 30, 2008 and December 31, 2007, respectively, $575 and $1,077 was receivable from BCD Travel.

4. ACQUISITIONS

India Operations

In December 2007, we acquired for $815 the assembled workforce and certain property assets used by Siemens Shares Services LLC (“Siemens”) to provide services to TRX. The assembled workforce and assets acquired constitute a business as defined by EITF Issue 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” and accordingly we accounted for this transaction as a business combination under SFAS No. 141, “Business Combinations.” While the employees and related assets migrated from Siemens to us in December 2007, we have not yet finalized the related purchase agreement, nor have we paid consideration for the purchase. This acquisition was accounted for using the purchase method of accounting, which includes an evaluation of the existence of any identifiable intangibles at the date of acquisition. Due to the strategic nature of the acquisition and low asset base, goodwill of $750 was recorded in connection with the acquisition. The goodwill is expected to be deductible for tax purposes over a period of 15 years. We have reflected the estimated purchase price of $815 within current liabilities in the accompanying consolidated balance sheet at June 30, 2008, as well as the related property and goodwill balances that are expected to result from the purchase. We expect the agreement to be finalized and consideration to be paid in the second half of 2008.

The following table summarizes the preliminary purchase price allocation of the fair values of the assets acquired.

Property and equipment, net	$65
Goodwill	750

Total consideration	$815

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the six months ended June 30, 2008 and 2007. Also discussed is our financial position as of June 30, 2008. You should read this discussion in conjunction with our unaudited consolidated financial statements and the notes to those unaudited consolidated financial statements included elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ending December 31, 2007. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia and its affiliates, accounted for 24% and 45% of our global revenues in the three months ended June 30, 2008 and 2007, respectively, and 32% and 39% of our global revenues in the six months ended June 30, 2008 and 2007, respectively. Expedia has been a client since its launch in 1996. In December 2006, we replaced our existing contract with Expedia with a Master Services Agreement (the “Agreement”). The Agreement continues through 2010.

We have been informed that Expedia intends to decrease the volume of transactions that we service for them, as permitted under our current agreement with Expedia. We are in discussions with Expedia regarding this planned reduction in services, and currently expect the decline in transaction volume to begin in the first quarter of 2009. In addition, a number of global airlines have announced significant capacity reductions, generally beginning in September 2008, due to high fuel prices and the related impact on air travel demand. In general, reduced airline capacity results in lower transaction volumes for us. If a significant decline in our transaction volume were to occur as a result of Expedia’s intentions to reduce the level of services requested from us and/or reduced volumes from our other clients, it is possible that our revenues, operating results and cash flows would be impacted and the impact could be material.

Our scale and process-reengineering expertise has allowed us to reduce our costs in several areas when measured on a per transaction basis, and we continue to take steps to reduce our cost structure in the normal course of business. Reductions made in 2008 have included personnel, leasehold and other operations-related costs. We have established pricing models that provide volume-based discounts to share scale efficiencies with our clients to ensure long-term, mutually-beneficial relationships. As a result, our average revenue per transaction has generally declined over the last few years. We expect it to continue to decline in the future because of scale efficiencies, as well as trends in the travel processing supply chain that are putting negative pressure on our revenue per transaction.

On July 13, 2007, TRX Data Services and Citibank executed an amendment to the Master Services Agreement dated February 1, 2002, as amended. The Amendment extends the scheduled expiration date of the Citibank Master Services Agreement from January 13, 2009 to December 31, 2010. The primary purpose of the Amendment was for TRX Data Services to sell a $4.5 million limited perpetual license of certain source code to Citibank in order for Citibank to perform certain services in-house that had previously been hosted by TRX Data Services. TRX Data Services continues to perform maintenance and project services for Citibank. As a result of the Amendment, recurring revenues from Citibank generated in 2008 are expected to be significantly less than revenues generated in 2007.

The Amendment also provided that we would continue to provide the hosting services historically provided to Citibank until such time as the sale of the perpetual license occurred. The license sale was completed during the second quarter of 2008 and, as a result, we recognized $4.5 million of revenue, the contractually-stated sales price of the license. In addition to the license sale, Citibank also paid us approximately $1.4 million for certain costs and assets that we had purchased in the past for Citibank’s benefit, which are essential to the functionality of the technology.

The sale of the license, the compensation for the assets referred to above, and the hosting services are all elements of the Amendment. Revenue recognition for these elements is governed by SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”). In accordance with SOP 97-2, as there was no vendor specific objective evidence of the fair value of the perpetual license at the effective date of the Amendment, revenue associated with the hosting services was deferred until April 30, 2008, when the sale of the perpetual license occurred. We recognized revenue for the hosting services of $10.0 million in the second quarter of 2008. All costs associated with the hosting services were expensed as incurred from July 2007 through April 2008.

In December 2007, we acquired for $0.8 million the assembled workforce and certain property assets used by Siemens to provide services to TRX. The assembled workforce and assets acquired constitute a business as defined by EITF Issue 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” and accordingly we accounted for this transaction as a business combination under SFAS No. 141, “Business Combinations.” While the employees and related assets migrated from Siemens to us in December 2007, we have not yet finalized the related purchase agreement, nor have we paid consideration for the purchase. We expect the agreement to be finalized and consideration to be paid in the second half of 2008. Since control of the assembled workforce and related assets was transferred to us in December 2007, we have recorded a liability to Siemens as of June 30, 2008 and December 31, 2007 for the estimated purchase price.

In June 2008, we and BCD Travel provided mutual notice of the parties’ intent not to renew the Amended and Restated Master Agreement by and between TRX Technology and BCD Travel (the “Master Agreement”). We are in discussions with BCD Travel regarding a new contract, and the six-month notice was required pursuant to the current Master Agreement. As a result of the notice, the Master Agreement will expire by its terms on December 31, 2008, and will not automatically renew for an additional one year term. We expect a new agreement for TRX services between us and BCD Travel to be finalized by the end of 2008.

On June 25, 2008, we entered into a new office lease with NNN Park Central, LLC, et. al. (the “Landlord”), pursuant to which we will rent approximately 43,562 square feet of office space in Atlanta. We plan to relocate our existing Atlanta operations to the new location in the fourth quarter of 2008 and do not intend to renew our existing lease agreement, which expires on October 31, 2008. The initial term of the lease is 11 years, commencing after the completion of certain tenant improvements to be constructed by the Landlord, which is currently projected to be November 1, 2008. We have an option to extend the term of the lease for two additional five year terms, subject to the satisfaction of certain conditions specified in the lease.

The lease provides for approximate annual lease payments, net of excused rent, as follows: $0.6 million in each of years one through four, $0.9 million in each of years five through seven, and $1.0 million in each of years eight through 11. In addition to the base rent, beginning in 2010, we are responsible for our pro rata share of certain other customary costs and charges. As security for our obligations under the lease, we delivered to the Landlord an irrevocable letter of credit in the amount of $1.5 million, utilizing a portion of our letter of credit subfacility within our existing credit facility.

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

We recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” when certain other consulting or other services are combined with our transaction processing revenues and with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) services have been performed, (3) the fee for services is fixed or determinable, and (4) collectibility is reasonably assured. Generally, these criteria are considered to have been met as follows:

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

With respect to the Citibank Amendment discussed above in the “Overview” section, the sale of the license, the compensation for the assets referred to above, and the hosting services are all elements of the Amendment. Revenue recognition for these elements is governed by SOP 97-2. In accordance with SOP 97-2, as there was no vendor specific objective evidence of the fair value of the perpetual license at the time of the Amendment, revenue associated with the hosting services was being deferred until April 30, 2008, when the sale of the perpetual license occurred. We recognized revenue for the hosting services of $10.0 million in the second quarter of 2008. All costs associated with the hosting services were expensed as incurred from July 2007 through April 2008.

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

Transaction processing provisions. We have recorded estimates to account for processing errors made in the ticketing or fareloading process that result in tickets being issued at incorrect prices or from agency commissions being miscalculated. Our reserve for processing errors is based on several factors including historical trends, average debit memo lag time and timely identification of errors. Transaction processing provisions were $0.3 million and $1.3 million during the three months ended June 30, 2008 and 2007, respectively, and $0.5 million and $1.8 million during the six months ended June 30, 2008 and 2007, respectively, and are included as operating expenses in our consolidated statements of operations.

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

Comparison of Three and Six Months Ended June 30, 2008 and June 30, 2007

The following tables set forth comparative revenue and expense items by type, in dollars and as a percentage of transaction and other revenue, for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,
	2008		2007		Change
			(dollars in thousands)
Revenue:
Transaction processing	$16,550	44%	$17,729	72%	$(1,179)	(7)%
Data reporting	20,994	56	6,758	28	14,236	211

Transaction and other revenues	37,544	100	24,487	100	13,057	53

Client reimbursements	147		113

Total revenues	37,691		24,600
Expenses:
Operating	13,180		13,785		(605)	(4)
Selling, general, and administrative	4,784		4,598		186	4
Technology development	3,724		3,602		122	3
Client reimbursements	147		113		34	30
Depreciation and amortization	2,636		2,832		(196)	(7)
Interest:
Interest income	(18)		(84)		(66)	(79)
Interest expense	128		159		(31)	(19)

Net income (loss)	$13,110		$(405)		13,515

	Six Months Ended June 30,
	2008		2007		Change
			(dollars in thousands)
Revenue:
Transaction processing	$34,197	58%	$36,258	73%	$(2,061)	(6)%
Data reporting	25,222	42	13,482	27	11,740	87

Transaction and other revenues	59,419	100	49,740	100	9,679	19
Client reimbursements	274		735		(461)	(63)

Total revenues	59,693		50,475
Expenses:
Operating	27,400		28,557		(1,157)	(4)
Selling, general, and administrative	9,235		8,859		376	4
Technology development	7,594		6,623		971	15
Client reimbursements	274		735		(461)	(63)
Depreciation and amortization	5,305		5,620		(315)	(6)
Interest:
Interest income	(67)		(236)		(169)	(72)
Interest expense	225		299		(74)	(25)

Net income	$9,727		$18		9,709

Transaction processing revenues. The decrease for both the three and six months ended June 30, 2008 compared to the same periods in the prior year was due to a reduction in corporate and leisure travel volumes, partially offset by growth in our customer care revenues. Additionally, a reduction in non-recurring transaction processing revenues, primarily related to a project in 2007 to expand a client’s GDS access, contributed to the decrease for the six months ended June 30, 2008. We expect revenues per transaction to continue to decline in the future because of scale efficiencies, as well as trends in the travel processing supply chain that began to evolve in late 2006 that are putting negative pressure on our revenue per transaction.

Data reporting revenues. The increase in data reporting revenues for both the three and six months ended June 30, 2008 compared to the same periods in the prior year was primarily due to the recognition of $10.0 million of routine data reporting revenues from Citibank that were previously deferred and the sale of a $4.5 million limited perpetual license to Citibank, as previously discussed. Recurring revenues from Citibank generated in 2008 are expected to be significantly less than revenues generated in 2007.

Operating expenses. The decrease in operating expenses for both the three and six months ended June 30, 2008 compared to the same periods in the prior year was primarily due to the reduction in our transaction processing revenues.

Technology development expenses. The increase in technology development expense for the three and six months ended June 30, 2008 compared to the same periods in the prior year was primarily due to our increased investment in new product technology related to our data reporting, reservation processing and online booking product offerings.

Depreciation and amortization. The decrease for both the three and six months ended June 30, 2008 compared to the same periods in the prior year was primarily due to the reduction in depreciation expense with the sale of certain assets to Citibank during the second quarter of 2008, partially offset by an increase in depreciation expense due to the acceleration of depreciation of leasehold improvements related to our current Atlanta location, for which the lease ends in October 2008.

Interest income. The decrease for both the three and six months ended June 30, 2008 compared to the same periods in the prior year was primarily due to reduced average cash balances available for investment.

Interest expense. The decrease for both the three and six months ended June 30, 2008 compared to the same periods in the prior year was primarily due to a reduction of interest expense as we repay our note payable related to the acquisition of Hi-Mark.

Income tax provision. No income tax provision was recorded for the three and six months ended June 30, 2008 and 2007, as any income is expected to be offset by net operating loss carryforwards.

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

At June 30, 2008, our principal sources of liquidity were cash and cash equivalents of $11.6 million and $5.7 million of availability under our revolving credit facility. We had $2.8 million of borrowings outstanding under our credit facility at June 30, 2008.

Net cash provided by operating activities was $4.6 million in the six months ended June 30, 2008 compared to $4.0 million in the six months ended June 30, 2007. Our 2008 cash provided by operating activities includes $2.6 million related to the sale of a limited perpetual license to Citibank. The remaining amounts related to this sale were collected in July 2008.

Net cash used in investing activities was $3.9 million during the six months ended June 30, 2008, compared to $13.4 million during the six months ended June 30, 2007. The continuing driver of our investing activities is our capital expenditures, which include costs associated with internally developed software, as well as infrastructure required to support volume expansion, the acquisition of new revenue streams with new and existing clients, investment in business continuity, and opportunities to reduce costs. During the second quarter of 2008 we received $0.6 million related to assets transferred to Citibank as part of the sale of the limited perpetual license. Our 2007 investing activities include $10.0 million of cash paid in partial consideration for the acquisition of Hi-Mark in January 2007. As of June 30, 2008, we had no material commitments related to capital expenditures.

Net cash provided by financing activities was $1.5 million during the six months ended June 30, 2008 compared to net cash used in financing activities of $0.6 million during the six months ended June 30, 2007. The primary driver in the six months ended June 30, 2008 was borrowings under our credit facility, partially offset by debt repayments.

On May 30, 2008, we entered into a three year Credit Agreement with ACB. The Credit Agreement matures on May 30, 2011 and contains substantially the same terms and conditions as our previous credit facility.

The Credit Agreement provides for a senior secured revolving credit facility with aggregate principal commitments not to exceed $10.0 million, which includes a $2.0 million letter of credit subfacility. A loan under the Credit Agreement may be a Base Rate loan or a LIBOR loan, at the option of the Company. Interest under the Credit Agreement accrues at Base Rate or LIBOR (plus 0.50% for Base Rate Loans and 2.50% for LIBOR Loans) for the revolving credit facility. Base Rate is the Prime Rate announced publicly by ACB from time to time. For letters of credit, the letter of credit fee is equal to the Applicable Rate (as defined in the Credit Agreement) times the daily amount available to be drawn under the letter of credit. Overdue amounts bear a fee of 2% per annum above the rate applicable to these amounts.

The Credit Agreement requires us to meet certain financial tests including a consolidated leverage ratio and a fixed charge coverage ratio. The Credit Agreement also contains additional covenants which, among other things, requires us to deliver to ACB specified financial information, including annual and quarterly financial information, and limit the our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations, (i) merge with other companies, (ii) create liens on our property, (iii) incur debt obligations, (iv) enter into transactions with affiliates, except on an arms-length basis, and (v) dispose of property.

In connection with our entry into the Credit Agreement, we terminated our previous $10.0 million credit facility with Bank of America, N.A. which was scheduled to mature in April 2009. There were no prepayment penalties related to terminating this credit facility, and we expensed all remaining unamortized debt issue costs related to this facility to interest expense in the second quarter of 2008.

Based on our current level of operations, we believe our cash flow from operations and other available sources of liquidity, including borrowings under the revolving credit facility, will provide adequate funds for ongoing operations, planned capital expenditures and debt service for the next twelve months.

Contractual Obligations

In June 2008, we entered into a new office lease pursuant to which we will rent approximately 43,562 square feet of office space in Atlanta. We plan to relocate our existing Atlanta operations to the new location in the fourth quarter of 2008 and do not intend to renew our existing lease agreement, which expires on October 31, 2008. The initial term of the lease is 11 years, and is currently projected to begin on November 1, 2008. The lease provides for approximate annual lease payments, net of excused rent, as follows: $0.6 million in each of years one through four, $0.9 million in each of years five through seven, and $1.0 million in each of years eight through 11.

In May 2008, we entered into a three year Credit Agreement with Atlantic Capital Bank (“ACB”). As of June 30, 2008, there were $2.8 million of borrowings against the facility (of which $0.8 million is included in current portion of long-term debt as specified by the terms of the facility).

There have been no other material changes to our contractual obligations since December 31, 2007. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Any effect of applying the provisions of these Statements shall be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” This statement is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Professional Standards AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect that the adoption of this standard will have a material effect on our consolidated financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations” and other GAAP. FSP No. 142-3 is effective for the first fiscal period beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We will be required to adopt FSP No. 142-3 for intangible assets acquired beginning with the first quarter of 2009. We are currently assessing the impact of this standard on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We did not elect the fair value option for any of our existing financial instruments as of January 1, 2008, and we have not determined whether or not we will elect this option for financial instruments we may acquire in the future.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”) which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157, effective January 1, 2008, did not have a material effect on our consolidated financial statements. We have not determined the impact of implementing the provisions of SFAS No. 157 to the items deferred by FSP No. 157-2.

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

In evaluating these forward-looking statements, you should consider the following factors, as well as others set forth under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC and as are detailed from time to time in other reports we file with the SEC, which may cause our actual results to differ materially from any forward-looking statement:

•	the loss of current key clients, significant reductions in revenues from key clients, or the inability to obtain new clients;

•	volatility in the number of transactions we service;

•	failure or interruptions of our software, hardware or other systems;

•	industry declines and other competitive pressures; and

•	our ability to control costs and implement measures designed to enhance operating efficiencies.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of June 30, 2008, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Shareholders of TRX was held on June 24, 2008. Proxies with regard to the matters voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. The only matter voted on at the Annual Meeting was the election of directors to serve until the next Annual Meeting of Shareholders. All of the nominees were elected. Set forth below are the results of the voting on the election of directors.

	Votes
Nominees	For	Withheld
Mark R. Bell	15,592,026	1,350,302
William A. Clement, Jr.	15,592,226	1,550,102
John F. Davis, III	15,589,526	1,352,802
Norwood H. (“Trip”) Davis, III	13,266,339	3,675,989
Johan G. (“Joop”) Drechsel	13,153,702	3,788,626
John A. Fentener van Vlissingen	13,161,727	3,780,601

Item 6.	Exhibits

Exhibit No.	Description

10.1	Credit Agreement, dated May 30, 2008, by and between TRX, Inc. and Atlantic Capital Bank.†

10.2	Office Lease, dated June 25, 2008, by and between TRX, Inc. and NNN Park Central, LLC, et al. †

31.1	Certification of Norwood H. (“Trip”) Davis, III, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of David D. Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRX, INC.

Dated: August 14, 2008	By:	/s/ David D. Cathcart
David D. Cathcart
Chief Financial Officer
(principal financial and accounting officer)