Form 10-Q
period 2008-09-30
TRX INC/GA
filed 2008-11-14
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-51478

TRX, INC.

(Exact name of registrant as specified in charter)

Georgia	58-2502748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2970 Clairmont Road, Suite 300, Atlanta, Georgia	30329
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding at November 11, 2008 was 18,383,555 shares.

TRX, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,372	$8,879
Trade accounts receivable, net	11,927	16,181
Prepaids and other	2,552	2,846

Total current assets	25,851	27,906

NONCURRENT ASSETS:
Property and equipment, net	16,511	19,496
Goodwill	37,251	36,981
Other assets, net	2,931	3,406

Total noncurrent assets	56,693	59,883

Total assets	$82,544	$87,789

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$17,157	$23,026
Customer deposits and deferred revenue	10,870	21,859
Current portion of long-term debt	5,853	2,333

Total current liabilities	33,880	47,218

NONCURRENT LIABILITIES:
Long-term debt–less current portion	3,167	2,917
Other long-term liabilities	523	635

Total noncurrent liabilities	3,690	3,552

Total liabilities	37,570	50,770

COMMITMENTS AND CONTINGENCIES (NOTE 1)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 18,549,778 and 18,492,332 shares issued; 18,362,247 and 18,304,801 shares outstanding at September 30, 2008 and December 31, 2007, respectively	185	184
Additional paid-in capital	95,946	95,519
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Cumulative translation adjustment	18	142
Accumulated deficit	(48,881)	(56,532)

Total shareholders’ equity	44,974	37,019

Total liabilities and shareholders’ equity	$82,544	$87,789

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Transaction and other revenues	$19,560	$21,204	$78,979	$70,944
Client reimbursements	347	1,327	621	2,062

Total revenues	19,907	22,531	79,600	73,006

EXPENSES:
Operating, excluding depreciation and amortization	12,127	14,270	39,527	42,827
Selling, general, and administrative, excluding depreciation and amortization	3,576	4,517	12,811	13,376
Technology development	3,012	3,453	10,606	10,076
Client reimbursements	347	1,327	621	2,062
Depreciation and amortization	2,742	2,862	8,047	8,482

Total expenses	21,804	26,429	71,612	76,823

OPERATING (LOSS) INCOME	(1,897)	(3,898)	7,988	(3,817)
INTEREST (EXPENSE) INCOME:
Interest income	30	74	97	310
Interest expense	(123)	(124)	(348)	(423)

Total interest (expense) income, net	(93)	(50)	(251)	(113)

(LOSS) INCOME BEFORE INCOME TAXES	(1,990)	(3,948)	7,737	(3,930)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	86	(51)	86	(51)

NET (LOSS) INCOME	$(2,076)	$(3,897)	$7,651	$(3,879)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and diluted	18,362	18,293	18,340	18,262

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE	$(0.11)	$(0.21)	$0.42	$(0.21)

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,651	$(3,879)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,047	8,482
Provision for bad debts	363	249
Stock compensation expense	342	668
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	3,587	(4,227)
Prepaids and other assets	360	(75)
Accounts payable and accrued liabilities	(4,603)	1,050
Customer deposits and deferred revenue	(10,810)	3,399

Total adjustments	(2,714)	9,546

Net cash provided by operating activities	4,937	5,667

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,431)	(6,354)
Acquisition, net of cash acquired	(989)	(10,049)
Proceeds from sale of assets	578	—

Net cash used in investing activities	(5,842)	(16,403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,750)	(1,324)
Borrowings under credit facility	5,520	—
Debt issue costs	(164)	—
Proceeds from stock plans	74	94

Net cash provided by (used in) financing activities	3,680	(1,230)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(282)	574

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,493	(11,392)
CASH AND CASH EQUIVALENTS—Beginning of period	8,879	24,444

CASH AND CASH EQUIVALENTS—End of period	$11,372	$13,052

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In thousands, except share data)

1. ACCOUNTING AND REPORTING POLICIES

TRX, Inc., together with its subsidiaries (“we”, “us”, “our” or “TRX”), is a global technology company. We develop and host software applications to automate manual processes and track transaction data, enabling our clients to optimize performance and control costs. We are a leading provider to the travel industry and have expanded to include growth in industries beyond travel, such as financial services and health care. For the foreseeable future, we intend to focus our efforts on the large opportunities within the travel industry. We deliver our technology applications as a service over the internet to travel agencies, corporations, travel suppliers, government agencies, credit card associations, credit card issuing banks, and third-party administrators. TRX is headquartered in Atlanta, Georgia with operations and associates in North America, Europe, and Asia. We are majority-owned by BCD Technology, S.A. (“BCD”). The accompanying consolidated financial statements include the accounts of TRX, Inc. and its subsidiaries for the periods presented.

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

Allowance for Doubtful Accounts—We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The balance was $587 and $229 as of September 30, 2008 and December 31, 2007, respectively.

Goodwill— We assess the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we test our goodwill for impairment annually on September 30, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. Based on the results of our annual impairment test, there was no impairment of goodwill at September 30, 2008. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and result in an impairment charge. The following table discloses the changes in the carrying amount of goodwill during the nine months ended September 30, 2008:

Balance, January 1	$36,981
Earnout on Travel Analytics acquisition	270

Balance, September 30	$37,251

Other Intangible Assets—A summary of our intangible assets as of September 30, 2008 and December 31, 2007 is as follows:

		September 30, 2008		December 31, 2007
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	6 – 8 years	$615	$(366)	$615	$(309)
Trademarks and patents	10 years	2,062	(379)	2,062	(224)
Non-compete agreements	4 –5 years	382	(155)	382	(93)

		$3,059	$(900)	$3,059	$(626)

During the three and nine months ended September 30, 2008, we recorded related amortization expense of $91 and $274, respectively, and during the three and nine months ended September 30, 2007, we recorded related amortization expense of $88 and $263, respectively.

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

Concentration of Credit Risk—A significant portion of our revenues is derived from a limited number of clients. Our top five clients accounted for approximately 74% and 72% of our total revenues in the three months ended September 30, 2008 and 2007, respectively, and 79% and 78% of our total revenues in the nine months ended September 30, 2008 and 2007, respectively. Contracts with the major clients may be terminated by the client if we fail to meet certain performance criteria. Expedia, Inc. (“Expedia”) and its affiliates accounted for 45% and 41% of revenues during the three months ended September 30, 2008 and 2007, respectively, and 35% and 40% of revenues during the nine months ended September 30, 2008 and 2007, respectively. Citibank accounted for 19% of revenues during the three months ended September 30, 2007, and 25% and 15% of revenues during the nine months ended September 30, 2008 and 2007, respectively. American Express accounted for 15% and 12% of revenues during the three months ended September 30, 2008 and 2007, respectively, and 35% and 29% of revenues during the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008 and December 31, 2007, 4% and 15%, respectively, of our accounts receivable related to Citibank.

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

Because of their anti-dilutive effect on the net income per share recorded in each of the periods presented, the diluted share base excludes incremental shares related to all outstanding employee stock options for the three and nine months ended September 30, 2008 and 2007, respectively. Accordingly, the basic and diluted weighted average number of shares outstanding, as well as the basic and diluted earnings per share, is the same for all periods presented.

Stock-Based Employee Compensation—We account for stock-based employee compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payments.”

No stock options were granted during the three months ended September 30, 2008. The weighted average grant-date fair value of the options granted during the nine months ended September 30, 2008, calculated using the Black-Scholes model, ranged from $0.22 to $0.46. The weighted average grant-date fair value of the options granted during the three and nine months ended September 30, 2007, calculated using the Black-Scholes model, ranged from $0.47 to $1.81.

The following assumptions were used for grants in the nine months ended September 30, 2008: dividend yield of zero, volatility of 26.42% to 34.38%, risk-free interest rate of 1.78% to 2.96%, and an expected life of 2.00 to 4.25 years. The following assumptions were used for grants in the three and nine months ended September 30, 2007: dividend yield of zero, volatility of 22.1% to 27.9%, risk-free interest rate of 4.46% to 4.86%, and an expected life of 2.00 to 4.25 years. Expected volatility is based on the volatility of a group of stocks we view as peer companies, due to the limited history of our stock trading on an exchange. We use historical data to estimate the expected life and employee termination assumptions in our accounting under SFAS 123(R). The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected life of the grant.

The following table summarizes stock options outstanding as of September 30, 2008, as well as activity during the nine months then ended:

	Options	Weighted Average Exercise Price
Outstanding at January 1	1,598,810	$8.18
Granted	990,000	1.27
Cancelled	(226,310)	8.99
Exercised	—	—

Outstanding at September 30	2,362,500	$5.21

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At September 30,

2008, the aggregate intrinsic value of options outstanding was $0 with a weighted average remaining contractual term of 8.1 years; the aggregate intrinsic value of the 1,011,333 options exercisable was $0 with a weighted average exercise price of $8.59 and a weighted average remaining contractual term of 7.0 years; and the aggregate intrinsic value of the 2,112,075 options vested or expected to vest was $0 with a weighted average exercise price of $5.21 and a weighted average remaining contractual term of 8.1 years.

The following table summarizes unvested stock options outstanding as of September 30, 2008, as well as activity during the nine months then ended:

	Options	Weighted Average Exercise Price
Outstanding at January 1	631,500	$7.27
Granted	990,000	1.27
Forfeited	(81,250)	6.41
Vested	(189,083)	8.58

Outstanding at September 30	1,351.167	$2.73

Compensation cost from unvested stock options granted to employees is recognized as expense using the straight-line method over the vesting period. As of September 30, 2008, total unrecognized compensation cost related to unvested stock options was approximately $0.4 million. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years. For the three months and nine months ended September 30, 2008, our total stock-based compensation expense was approximately $123 and $354, respectively. For the three months and nine months ended September 30, 2007, our total stock-based compensation expense was approximately $231 and $684, respectively.

Comprehensive (Loss) Income—Our comprehensive (loss) income includes net (loss) income and cumulative translation adjustments. The components of comprehensive (loss) income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net (loss) income	$(2,076)	$(3,897)	$7,651	$(3,879)
Cumulative translation adjustment	(237)	24	(124)	(29)

Total comprehensive (loss) income	$(2,313)	$(3,873)	$7,527	$(3,908)

Statement of Cash Flows—Cash paid for interest was $307 and $293 for the nine months ended September 30, 2008 and 2007, respectively. Cash paid for income taxes was $5 and $221 for the nine months ended September 30, 2008 and 2007, respectively. We had accrued capital expenditures of $0 and $33 at September 30, 2008 and 2007, respectively.

Segment Reporting—Operating segments are defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS No. 131”). Our chief operating decision maker has determined that we currently operate one operating segment, and the expense structure of the business is managed functionally. Our measure of segment profit is consolidated operating income.

Prior to 2007, we executed on a strategic decision made in 2004 to reduce our call center operations. This reduction concluded in 2006. Ongoing call center revenues of $1,721 and $1,329 for the three months ended September 30, 2008 and 2007, respectively, and $5,220 and $3,484 for the nine months ended September 30, 2008 and 2007, respectively, which were previously included as customer care, are now reflected in transaction processing revenues in the table below. Our revenue, aggregated by service offering, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Transaction processing	$16,053	$17,101	$50,250	$53,359
Data reporting	3,507	4,103	28,729	17,585

Transaction and other revenues	19,560	21,204	78,979	70,944
Client reimbursements	347	1,327	621	2,062

Total	$19,907	$22,531	$79,600	$73,006

The following is a geographic breakdown of revenues for the three and nine months ended September 30, 2008 and 2007, and a geographic breakdown of long-lived assets at September 30, 2008 and December 31, 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
United States	$15,809	$18,360	$66,197	$60,510
Germany	2,543	2,140	7,692	5,740
Other International	1,555	2,031	5,711	6,756

Total	$19,907	$22,531	$79,600	$73,006

	At September 30, 2008	At December 31, 2007
Long-Lived Assets:
United States	$15,650	$18,587
Germany	497	469
Other International	364	440

	$16,511	$19,496

Commitments and Contingencies—On June 25, 2008, we entered into a new office lease pursuant to which we rent approximately 43,562 square feet of office space in Atlanta. In November 2008, we relocated our existing Atlanta operations to the new location and did not renew our existing lease agreement, which expired on October 31, 2008. The initial term of the new lease is 11 years and commenced on November 1, 2008, and we received access to the space during October 2008 to complete construction. We have an option to extend the term of the lease for two additional five year terms, subject to the satisfaction of certain conditions specified in the lease.

The lease provides for approximate annual lease payments, net of excused rent, as follows: $0.6 million in each of years one through four, $0.9 million in each of years five through seven, and $1.0 million in each of years eight through 11. In addition to the base rent, beginning in 2010, we are responsible for our pro rata share of certain other customary costs and charges. As security for our obligations under the lease, we delivered to the landlord an irrevocable letter of credit in the amount of $1.5 million, utilizing a portion of our existing credit facility with Atlantic Capital Bank (“ACB”).

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”) that delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157, effective January 1, 2008, did not have a material effect on our consolidated financial statements. We have not determined the impact of implementing the provisions of SFAS No. 157 to the items deferred by FSP No. 157-2.

2. DEBT

Debt consists of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Note payable	$3,500	$5,250
Borrowings under revolving credit facility	5,520	—

Total	9,020	5,250
Less current maturities	5,853	2,333

Long-term debt	$3,167	$2,917

Our note payable relates to the acquisition of certain assets and assumption of certain liabilities of Hi-Mark, LLC (“Hi-Mark”), with quarterly principal payments (which began in April 2007 and continue through January 2010) in the amount of $583 together with accrued interest, which accrues at the prime rate (5.0% at September 30, 2008). On November 13, 2008, this note was amended to reduce our quarterly principal payment by one-half to approximately $292, adjust the rate of interest from variable at the prime rate to a fixed interest rate of 8.0%, effective October 11, 2008, and extend the quarterly payments through April 2011. In addition, the note amendment provides that the remaining balance under the note becomes immediately due and payable upon a change in control (as defined in the note amendment) of TRX.

On May 30, 2008, we entered into a three-year credit agreement (“Credit Agreement”) with ACB. The Credit Agreement matures on May 31, 2011 and contains substantially the same terms and conditions as our previous credit facility with Bank of America, N.A.

The Credit Agreement provides for a senior secured revolving credit facility with aggregate principal commitments not to exceed $10.0 million, which includes a $2.0 million letter of credit subfacility. Any outstanding letters of credit on this subfacility reduce the borrowing capacity of the Credit Agreement. A loan under the Credit Agreement may be a Base Rate loan or a LIBOR loan, at the option of TRX. Interest under the Credit Agreement accrues at an interest rate indexed to the prime rate as announced publicly by ACB from time to time (the “Base Rate”), or LIBOR (plus 0.50% for Base Rate loans and 2.50% for LIBOR loans) for the revolving credit facility. For letters of credit, the letter of credit fee is equal to the Applicable Rate (as defined in the Credit Agreement) times the daily amount available to be drawn under the letter of credit. Overdue amounts bear a fee of 2% per annum above the rate applicable to these amounts. We capitalized $164 of issuance cost related to this facility and our letter of credit, which will be amortized to interest expense over the specific terms of the facility and letter of credit.

The Credit Agreement requires us to meet certain financial tests including a consolidated leverage ratio, a fixed charge coverage ratio, and a “cleandown” provision whereby our borrowings under the facility are reduced to $2.0 million or less for 30 consecutive days during each calendar quarter. The Credit Agreement also contains additional covenants which, among other things, require us to deliver to ACB specified financial information, including annual and quarterly financial information, and limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations, (i) merge with other companies, (ii) create liens on our property, (iii) incur debt obligations, (iv) enter into transactions with affiliates, except on an arms-length basis, or (v) dispose of property. As of September 30, 2008, we are in compliance with all financial covenants, $3.0 million was available for borrowing, there were $5.5 million of borrowings against the facility (of which $3.5 million is included in current portion of long-term debt as specified by the terms of the facility) and there was a $1.5 million letter of credit against this facility related to the lease of our new Atlanta office. As of September 30, 2008, the effective rate on our outstanding borrowings was 5.43%.

In connection with our entry into the Credit Agreement, we terminated our previous $10.0 million credit facility with Bank of America, N.A. which was scheduled to mature in April 2009. There were no prepayment penalties related to terminating this credit facility, and we expensed all remaining unamortized debt issuance costs related to this facility to interest expense in the second quarter of 2008.

3. RELATED-PARTY TRANSACTIONS

BCD Travel is majority-owned by our majority shareholder, BCD. During the three and nine months ended September 30, 2008, we recognized transaction and other revenues from BCD Travel totaling $1,790 and $5,633, respectively. During the three and nine months ended September 30, 2007, we recognized transaction and other revenues from BCD Travel totaling $1,784 and $5,555, respectively. At September 30, 2008 and December 31, 2007, respectively, $568 and $1,077 was receivable from BCD Travel.

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

4. ACQUISITIONS

India Operations

In December 2007, we acquired the assembled workforce and certain property assets used by Siemens Shared Services LLC (“Siemens”) to provide services to TRX. The assembled workforce and assets acquired constitute a business as defined by EITF Issue 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” and accordingly we accounted for this transaction as a business combination under SFAS No. 141, “Business Combinations.” The employees and related assets migrated from Siemens to us in December 2007, and in September 2008 we paid the final purchase price of $764. This acquisition was accounted for using the purchase method of accounting, which includes an evaluation of the existence of any identifiable intangibles at the date of acquisition. Due to the strategic nature of the acquisition and low asset base, goodwill of $750 was recorded in connection with the acquisition in the fourth quarter of 2007. The goodwill is expected to be deductible for tax purposes over a period of 15 years.

The following table summarizes the final purchase price allocation of the fair values of the assets acquired.

Property and equipment, net	$14
Goodwill	750

Total consideration	$764

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the nine months ended September 30, 2008 and 2007. Also discussed is our financial position as of September 30, 2008. You should read this discussion in conjunction with our unaudited consolidated financial statements and the notes to those unaudited consolidated financial statements included elsewhere in this report and our audited consolidated financial statements and the notes to those audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ending December 31, 2007. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia and its affiliates, accounted for 45% and 41% of our global revenues in the three months ended September 30, 2008 and 2007, respectively, and 35% and 40% of our global revenues in the nine months ended September 30, 2008 and 2007, respectively. Expedia has been a client since its launch in 1996. In December 2006, we replaced our existing contracts with Expedia with a Master Services Agreement (the “Expedia Agreement”). The Expedia Agreement continues through 2010.

We have been informed that Expedia intends to decrease the volume of transactions that we service for them, as permitted under the Expedia Agreement. We are in discussions with Expedia regarding this planned reduction in services, and currently expect the decline in transaction volume to begin in the first quarter of 2009. In addition, a number of global airlines have announced significant capacity reductions, which generally began in September 2008, due to high fuel prices and global macroeconomic conditions, and the related impact on air travel demand. In general, reduced airline capacity results in lower transaction volumes for us. If a significant decline in our transaction volume were to occur as a result of Expedia’s intentions to reduce the level of services requested from us and/or reduced volumes from our other clients, it is possible that our revenues, operating results and cash flows would be impacted and the impact could be material.

Our scale and process-reengineering expertise has allowed us to reduce our costs in several areas when measured on a per transaction basis, and we continue to take steps to reduce our cost structure in the normal course of business. Additionally, in September 2008 we announced a cost reduction program specifically designed to align our costs with expectations of 2009 revenues. Reductions made in 2008 have included personnel, leasehold and other operations-related costs. We have established pricing models that provide volume-based discounts to share scale efficiencies with our clients to ensure long-term, mutually-beneficial relationships. As a result, our average revenue per transaction has generally declined over the last few years. We expect it to continue to decline in the future because of scale efficiencies, as well as trends in the travel processing supply chain that are putting negative pressure on our revenue per transaction.

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

In December 2007, we acquired for $0.8 million the assembled workforce and certain property assets used by Siemens to provide services to TRX. The assembled workforce and assets acquired constitute a business as defined by EITF Issue 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” and accordingly we accounted for this transaction as a business combination under SFAS No. 141, “Business Combinations.” While the employees and related assets migrated from Siemens to us in December 2007, we did not finalize the related purchase agreement or pay consideration for the purchase until September 2008.

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

On June 25, 2008, we entered into a new office lease pursuant to which we rent approximately 43,562 square feet of office space in Atlanta. We relocated our existing Atlanta operations to the new location in November 2008 and did not renew our existing lease agreement, which expired on October 31, 2008. The initial term of the new lease is 11 years, commencing on November 1, 2008, and we received access to the space during October 2008 to complete construction. We have an option to extend the term of the lease for two additional five year terms, subject to the satisfaction of certain conditions specified in the lease.

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

•

for implementation and set-up fees, which generate direct on-going incremental transaction revenue, over the life of the underlying transaction service agreement. Related costs are deferred and recognized as expenses over the life of the underlying transaction service agreement

With respect to the Citibank Amendment discussed above in the “Overview” section, the sale of the license, the compensation for the assets referred to above, and the hosting services are all elements of the Amendment. Revenue recognition for these elements is governed by SOP 97-2. In accordance with SOP 97-2, as there was no vendor specific objective evidence of the fair value of the perpetual license at the time of the Amendment, revenue associated with the hosting services was being deferred until April 30, 2008, when the sale of the perpetual license occurred. We recognized revenue for the hosting services of $10.0 million in the second quarter of 2008. All costs associated with the hosting services were expensed as incurred from July 2007 through April 2008.

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

Goodwill. We assess the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we test our goodwill for impairment annually on September 30, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. Based on the results of our annual impairment test, there was no impairment of goodwill at September 30, 2008. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and result in an impairment charge.

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

Transaction processing provisions. We have recorded estimates to account for processing errors made in the ticketing or fareloading process that result in tickets being issued at incorrect prices or from agency commissions being miscalculated. Our reserve for processing errors is based on several factors including historical trends, average debit memo lag time and timely identification of errors. Transaction processing provisions were $0.3 million and $0.6 million during the three months ended September 30, 2008 and 2007, respectively, and $0.8 million and $2.4 million during the nine months ended September 30, 2008 and 2007, respectively, and are included as operating expenses in our consolidated statements of operations.

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

Comparison of Three and Nine Months Ended September 30, 2008 and September 30, 2007

The following tables set forth comparative revenue and expense items by type, in dollars and as a percentage of transaction and other revenue, for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,
	2008		2007		Change
	(dollars in thousands)
Revenue:
Transaction processing	$16,053	82%	$17,101	81%	$(1,048)	(6)%
Data reporting	3,507	18	4,103	19	(596)	(15)

Transaction and other revenues	19,560	100	21,204	100	(1,644)	(8)
Client reimbursements	347		1,327

Total revenues	19,907		22,531
Expenses:
Operating	12,127		14,270		(2,143)	(15)
Selling, general, and administrative	3,576		4,517		(941)	(21)
Technology development	3,012		3,453		(441)	(13)
Client reimbursements	347		1,327		(980)	(74)
Depreciation and amortization	2,742		2,862		(120)	(4)
Interest:
Interest income	(30)		(74)		(44)	(59)
Interest expense	123		124		(1)	(1)
Provision for (benefit from) income taxes	86		(51)		137	269

Net loss	$(2,076)		$(3,897)		1,821

	Nine Months Ended September 30,
	2008		2007		Change
	(dollars in thousands)
Revenue:
Transaction processing	$50,250	64%	$53,359	75%	$(3,109)	(6)%
Data reporting	28,729	36	17,585	25	11,144	63

Transaction and other revenues	78,979	100	70,944	100	8,035	11
Client reimbursements	621		2,062

Total revenues	79,600		73,006
Expenses:
Operating	39,527		42,827		(3,300)	(8)
Selling, general, and administrative	12,811		13,376		(565)	(4)
Technology development	10,606		10,076		530	5
Client reimbursements	621		2,062		(1,441)	(70)
Depreciation and amortization	8,047		8,482		(435)	(5)
Interest:
Interest income	(97)		(310)		(213)	(69)
Interest expense	348		423		(75)	(18)
Provision for (benefit from) income taxes	86		(51)		137	269

Net loss	$7,651		$(3,879)		11,530

Transaction processing revenues. The decrease for both the three and nine months ended September 30, 2008 compared to the same periods in the prior year was due to a reduction in corporate and leisure travel volumes, partially offset by growth in our customer care revenues. Additionally, a reduction in non-recurring transaction processing revenues, primarily related to a project in 2007 to expand a client’s GDS access, contributed to the decrease for the nine months ended September 30, 2008. We expect revenues per transaction to continue to decline in the future because of scale efficiencies, as well as trends in the travel processing supply chain that are putting negative pressure on our revenue per transaction.

Data reporting revenues. The decrease in data reporting revenues for the three months ended September 30, 2008 compared to the same period in the prior year was primarily due to a reduction in the level of services performed for Citibank, partially offset by revenue from new clients. The increase in data reporting revenues for the nine months ended September 30, 2008 compared to the same period in the prior year was primarily due to the recognition of $10.0 million of routine data reporting revenues from Citibank that were previously deferred and the sale of a $4.5 million limited perpetual license to Citibank, as previously discussed. Recurring revenues from Citibank generated in 2008 are expected to be significantly less than recurring revenues generated in 2007.

Operating expenses. The decrease in operating expenses for both the three and nine months ended September 30, 2008 compared to the same periods in the prior year was primarily due to the reduction in our revenues and a program to reduce our cost structure primarily through personnel reductions in preparation for expected revenues in 2009.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses for the three months ended September 30, 2008 compared to the same period in the prior year was primarily due to a program to reduce our cost structure primarily through reductions in personnel, contract labor and travel in preparation for expected revenues in 2009.

Technology development expenses. The decrease in technology development expense for the three months ended September 30, 2008 compared to the same period in the prior year was primarily due to a program to reduce our cost structure primarily through reductions in personnel and contract labor in preparation for expected revenues in 2009. The increase in technology development expense for the nine months ended September 30, 2008 compared to the same period in the prior year was primarily due to our increased investment in new product technology related to our data reporting, reservation processing and online booking product offerings.

Depreciation and amortization. The decrease for both the three and nine months ended September 30, 2008 compared to the same periods in the prior year was primarily due to the reduction in depreciation expense with the sale of certain assets to Citibank during the second quarter of 2008, partially offset by an increase in depreciation expense due to the acceleration of depreciation of leasehold improvements related to our previous Atlanta location, for which the lease ended in October 2008.

Interest income. The decrease for both the three and nine months ended September 30, 2008 compared to the same periods in the prior year was primarily due to reduced average cash balances available for investment.

Interest expense. The decrease for the nine months ended September 30, 2008 compared to the same period in the prior year was primarily due to a reduction of interest expense as we repay our note payable related to the acquisition of Hi-Mark and as a result of a lower Prime interest rate, partially offset by additional interest expense related to our credit facility borrowings.

Income tax provision. Income tax provision of $0.1 million was recorded for the three and nine months ended September 30, 2008, related to the alternative minimum tax for our India operations and state income tax provision. We recorded an income tax benefit of $0.1 million for the three and nine months ended September 30, 2007 related to a refund of a portion of our 2006 alternative minimum tax.

Liquidity and Capital Resources

We fund our ongoing operations primarily with cash from operating activities and the private placement of debt. The underlying drivers of cash from operating activities include cash receipts from the sale of our products and services and cash payments to our employees and service providers. Most of our larger clients remit payment for our services 30 to 90 days in advance of our service delivery. Advance payments from clients are recorded as customer deposits and deferred revenue until the service is performed.

The global financial markets have been and continue to be in turmoil, with volatility in the equity and credit markets and with many financial and other institutions experiencing significant financial distress. At September 30, 2008, our principal sources of liquidity were cash and cash equivalents of $11.4 million and $3.0 million of availability under our revolving credit facility with ACB. We had $5.5 million of borrowings outstanding under our credit facility at September 30, 2008. Neither our access to nor the value of our cash equivalents have been negatively affected by the recent liquidity problems of financial institutions. Although we have been prudent in our strategy for our anticipated near-term liquidity needs, it is not possible to accurately predict how the financial market turmoil and the deteriorating economic conditions may affect our financial position, results of operations or cash flows. Additional failures of financial and other institutions could impact our customers’ ability to pay us, could reduce amounts available under our credit facility, could cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and could restrict our access to the equity and debt markets. A continuation of the recent turmoil in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing if we need to raise additional liquidity. We would experience liquidity problems if we are unable to obtain sufficient additional financing as our debt becomes due, or we otherwise need additional liquidity. Adverse economic conditions, increased competition, or other unfavorable events also could affect our liquidity.

If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under the Credit Agreement, we would consider issuing equity, issuing convertible debt or other securities, further reducing our expenses and capital expenditures, selling assets, or requesting waivers or amendments with respect to the Credit Agreement. Management believes that each of the above options would be available to us should they become necessary. We intend to make certain adjustments to the Credit Agreement, consistent with the changes in anticipated business performance discussed elsewhere in this Form 10-Q, to ensure compliance during the remainder of its term, although there can be no assurance that we will be able to consummate any such adjustments.

Net cash provided by operating activities was $4.9 million in the nine months ended September 30, 2008 compared to $5.7 million in the nine months ended September 30, 2007. The decrease is primarily due to reduced revenues. Our 2008 working capital reduction was primarily related to payments received from Citibank in 2007 for revenue recognized in 2008 upon the completion of the license sale to Citibank.

Net cash used in investing activities was $5.8 million during the nine months ended September 30, 2008, compared to $16.4 million during the nine months ended September 30, 2007. The continuing driver of our investing activities is our capital expenditures, which include costs associated with internally developed software, as well as infrastructure required to support volume expansion, the acquisition of new revenue streams with new and existing clients, investment in business continuity, and opportunities to reduce costs. During the third quarter of 2008, we paid $0.8 million of cash in final consideration for the assembled workforce and certain property assets acquired from Siemens in 2007. Our 2007 investing activities include $10.0 million of cash paid in partial consideration for the acquisition of Hi-Mark in January 2007. As of September 30, 2008, we had no material commitments related to capital expenditures.

Net cash provided by financing activities was $3.7 million during the nine months ended September 30, 2008 compared to net cash used in financing activities of $1.2 million during the nine months ended September 30, 2007. The primary driver in the nine months ended September 30, 2008 was borrowings under our credit facility, partially offset by debt repayments.

On May 30, 2008, we entered into a three-year Credit Agreement with ACB. The Credit Agreement matures on May 31, 2011 and contains substantially the same terms and conditions as our previous credit facility with Bank of America, N.A.

The Credit Agreement provides for a senior secured revolving credit facility with aggregate principal commitments not to exceed $10.0 million, which includes a $2.0 million letter of credit subfacility. Any outstanding letters of credit on this subfacility reduce the borrowing capacity of the Credit Agreement. A loan under the Credit Agreement may be a Base Rate loan or a LIBOR loan, at the option of TRX. Interest under the Credit Agreement accrues at an interest rate indexed to the prime rate as announced publicly by ACB from time to time (the “Base Rate”) or LIBOR (plus 0.50% for Base Rate loans and 2.50% for LIBOR loans) for the revolving credit facility. For letters of credit, the letter of credit fee is equal to the Applicable Rate (as defined in the Credit Agreement) times the daily amount available to be drawn under the letter of credit. Overdue amounts bear a fee of 2% per annum above the rate applicable to these amounts. We capitalized $164 of issuance cost related to this facility and our letter of credit, which will be amortized to interest expense over the specific terms of the facility and letter of credit.

The Credit Agreement requires us to meet certain financial tests including a consolidated leverage ratio, a fixed charge coverage ratio, and a “cleandown” provision whereby our borrowings under the facility are reduced to $2.0 million or less for 30 consecutive days during each calendar quarter. The Credit Agreement also contains additional covenants which, among other things, require us to deliver to ACB specified financial information, including annual and quarterly financial information, and limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations, (i) merge with other companies, (ii) create liens on our property, (iii) incur debt obligations, (iv) enter into transactions with affiliates, except on an arms-length basis, or (v) dispose of property. As of September 30, 2008, we are in compliance with all financial covenants, $3.0 million was available for borrowing, there were $5.5 million of borrowings against the facility (of which $3.5 million is included in current portion of long-term debt as specified by the terms of the facility) and there was a $1.5 million letter of credit against this facility related to the lease of our new Atlanta office. As of September 30, 2008, the effective rate on our outstanding borrowings was 5.43%.

In connection with our entry into the Credit Agreement, we terminated our previous $10.0 million credit facility with Bank of America, N.A. which was scheduled to mature in April 2009. There were no prepayment penalties related to terminating this credit facility, and we expensed all remaining unamortized debt issuance costs related to this facility to interest expense in the second quarter of 2008.

On November 13, 2008, we entered into the First Amendment (the “Note Amendment”) to the Promissory Note by and between TRX and Hi-Mark, dated January 11, 2007 (the “Note”). The Note Amendment reduces our quarterly principal payment by one-half to approximately $0.3 million, adjusts the rate of interest from variable at the prime rate to a fixed interest rate of 8.0%, effective October 11, 2008, and extends the quarterly payments of the Note through April 2011. In addition, the Note Amendment provides that the remaining balance under the Note becomes immediately due and payable upon a change in control (as defined in the Note Amendment) of TRX.

We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flow from operations and other available sources of liquidity, including borrowings under the Credit Agreement and through our ability to obtain future external financing. We expect to continue to use a portion of our cash flows to fund our strategic capital expenditures, to invest in business opportunities and to meet our debt repayment obligations.

Contractual Obligations

In June 2008, we entered into a new office lease pursuant to which we rent approximately 43,562 square feet of office space in Atlanta. We relocated our existing Atlanta operations to the new location in November 2008 and did not renew our existing lease agreement, which expired on October 31, 2008. The initial term of the lease is 11 years, and began on November 1, 2008. The lease provides for approximate annual lease payments, net of excused rent, as follows: $0.6 million in each of years one through four, $0.9 million in each of years five through seven, and $1.0 million in each of years eight through 11.

In May 2008, we entered into a three year Credit Agreement with ACB. As of September 30, 2008, there were $5.5 million of borrowings against the facility (of which $3.5 million is included in current portion of long-term debt as specified by the terms of the facility).

There have been no other material changes to our contractual obligations since December 31, 2007. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Seasonality

Our business experiences seasonal fluctuations, reflecting seasonal trends for the purchase of air travel by both leisure and corporate travelers as well as credit card volume related to corporate travel. For example, traditional leisure air travel bookings are higher in the first two calendar quarters of the year in anticipation of spring and summer vacations and holiday periods. Corporate travel air bookings and credit card spending levels are generally higher in the first and third calendar quarters of the year. Business and consumer travel bookings typically decline during the fourth quarter of each calendar year. Accordingly, our fourth calendar quarter generally reflects lower revenue and profitability as compared to the first three calendar quarters.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157, effective January 1, 2008, did not have a material effect on our consolidated financial statements. We have not determined the impact of implementing the provisions of SFAS No. 157 to the items deferred by FSP No. 157-2.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of September 30, 2008, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.	Other Information

On November 13, 2008, we entered into the First Amendment (the “Note Amendment”) to the Promissory Note by and between TRX and Hi-Mark, dated January 11, 2007 (the “Note”). The Note Amendment reduces our quarterly principal payment by one-half to approximately $0.3 million, adjusts the rate of interest from variable at the prime rate to a fixed interest rate of 8.0%, effective October 11, 2008, and extends the quarterly payments of the Note through April 2011. In addition, the Note Amendment provides that the remaining balance under the Note becomes immediately due and payable upon a change in control (as defined in the Note Amendment) of TRX.

TRX and Victor P. Pynn have determined that they do not intend to renew or extend Mr. Pynn’s employment contract at the end of its term. Effective November 12, 2008, Mr. Pynn assumed a business development role at TRX and no longer serves as its Chief Operating Officer. As a result of his new role, Mr. Pynn will no longer serve as an officer of TRX or any of its subsidiaries. The parties are in the process of amending Mr. Pynn’s employment contract to reflect the changes described above.

Item 6. Exhibits

Exhibit No.	Description

10.1	Amendment II to the Services Agreement between TRX Fulfillment Services, LLC and American Airlines, Inc., effective July 1, 2008. †*

10.2	Amendment 2 to the Amended and Restated Master Agreement between TRX Technology Services, L.P. and BCD Travel USA LLC (formerly known as WorldTravel Partners I, LLC), effective as of August 15, 2008. †*

31.1	Certification of Norwood H. (“Trip”) Davis, III, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of David D. Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.

*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRX, INC.

Dated: November 14, 2008	By:	/s/ David D. Cathcart
David D. Cathcart
Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description

10.1	Amendment II to the Services Agreement between TRX Fulfillment Services, LLC and American Airlines, Inc., effective July 1, 2008. †*

10.2	Amendment 2 to the Amended and Restated Master Agreement between TRX Technology Services, L.P. and BCD Travel USA LLC (formerly known as WorldTravel Partners I, LLC), effective as of August 15, 2008. †*

31.1	Certification of Norwood H. (“Trip”) Davis, III, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of David D. Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.

*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.