Form 10-K
period 2008-12-31
TRX INC/GA
filed 2009-02-23
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2008

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

                                                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s voting stock held by non-affiliates based on the closing price of $1.43 per share was approximately $10.5 million.

The number of shares of the registrant’s common stock outstanding at February 1, 2009 was 18,406,996 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

TRX, INC.

2008 FORM 10-K

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

In evaluating these forward-looking statements, you should consider the following factors, as well as others set forth in Item 1A under the caption “Risk Factors” and as are detailed from time to time in other reports we file with the SEC, any or all of which may cause our actual results to differ materially from any forward-looking statement:

•	the loss of current key clients or the inability to obtain new clients;

•	volatility in the number of transactions we service;

•	failure or interruptions of our software, hardware or other systems;

•	industry declines and other competitive pressures; and

•	our ability to control costs and implement measures designed to enhance operating efficiencies.

Any subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above, as well as the risk factors contained in Item 1A of this report. Except as required by law, we disclaim any obligation to update such statements or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Our data reporting technologies allow our clients to use information from multiple and disparate sources to gain new visibility, and to make better decisions, faster. We collect data for our clients in any format from anywhere in the world, and then normalize, validate, and translate this data into client-requested formats. The ability to view data from disparate sources in a consistent, useable format on a timely basis is increasingly important to our target market. The increased use of the Internet as a preferred distribution channel and deregulation of GDS (global distribution system) rules has caused suppliers to shift inventory between different systems and channels. We believe this trend has led to a splintering of inventory sources, and the dynamics will continue to evolve toward increasingly fractured data sources for the foreseeable future. We believe that the importance of our data reporting services to our target market has increased and will continue to do so.

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

We target clients in four areas: travel agencies, travel suppliers, corporations, and credit card issuers. During the year ended December 31, 2008, we served more than 280 clients. Our client base includes global leaders in the markets we serve, including American Airlines, Inc., American Express Travel Related Services Company, Inc. (“American Express”), Citibank, N.A. (“Citibank”), and Expedia, Inc.

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

During this decade, we have achieved significant scale and experienced rapid growth as our transaction volumes and data records processed have increased. In 2008, we handled 84.4 million travel processing transactions, up from 9.3 million in 1999, representing a compound annual growth rate of more than 28% during this time period. The growth in both transactions processed and data managed has helped us generate a 15% compound annual growth rate in revenue in our core transaction processing and data reporting businesses over the last nine years, from $26.6 million in 1999 to $95.4 million in 2008. During 2008, we recognized revenue of $96.2 million, of which $16.3 million was generated outside the U.S. See Note 2 to our consolidated financial statements in Item 8 of this Form 10-K for additional information about our geographical areas and business segment.

Corporate Background and History

Prior to January 1997, we conducted our business as a division and subsidiary of BCD Travel, formerly WorldTravel BTI, one of the largest corporate travel agencies in the U.S. In January 1997, our business was transferred into a separate business organization. In 1999, TRX was incorporated as a Georgia corporation, and we acquired International Software Products, a data integration provider. In 1999 and 2000, we established European joint ventures with Hogg Robinson International Benefits Ltd. and Kuoni Reisen Holding AG to support travel distribution throughout Europe. In January 2004, we purchased the remaining interests in our European joint ventures. In addition, through a relationship with Siemens Shared Services, LLC (“Siemens”), we established operations in Bangalore, India in 2004 to support multiple processing activities and technology development functions. In September 2005, we had our initial public offering and were listed for trading on

NASDAQ. In December 2007, we acquired the workforce and certain property assets used by Siemens to provide services to TRX. We closed one acquisition in August 2006 and a second acquisition in January 2007 to augment our data reporting offerings in the corporate market.

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

Industry Background

Overview

We are a leading technology provider to the travel industry, which is among the largest industries globally and is undergoing dramatic and rapid change. Total annual air, lodging, car, cruise, rail and vacation package travel purchases in North America, Europe and Asia in 2006 were over $600 billion, according to PhoCusWright. The World Travel & Tourism Council stated that Transportation Security Administration results indicate that annual growth in Travel & Tourism demand in 2008 was 3.0%, down from 3.9% in 2007. The processes in these industries are complex and data-intensive. For example, the transaction record associated with a single traveler may include 500 or more distinct data fields for each trip.

Rapidly changing dynamics in the travel industry, including use of the Internet as a delivery mechanism, reduction in supplier commission payments, and deregulation of the GDSs, are driving the industry toward lower costs per transaction. Achieving a lower per transaction cost is difficult due to the complexities and inefficiencies that exist throughout the travel transaction process (from booking through settlement). We believe that automating the travel transaction process is difficult without substantial scale, access to all processes and technology throughout the travel transaction lifecycle, travel industry knowledge and relationships, and travel process reengineering expertise. In addition, we believe industry participants are challenged to reengineer their own cost structure while remaining focused on their core competencies and daily business objectives.

Current Trends

The rapid growth of self-service online travel options has decreased the need for traditional travel agents functioning as intermediaries to place orders for travelers with suppliers. Financial pressure on travel suppliers, particularly airlines, has driven investment in automation to decrease the distribution and fulfillment costs associated with travel transactions, which in the past few years has resulted in market share gains by supplier websites at the expense of other online distribution channels. Other current industry trends include the following:

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

•

Impact of GDS deregulation. GDS deregulation in the U.S. has given suppliers more flexibility in the distribution of their inventory. New GDS contract agreements in 2006 resulted in buyers lowering their transaction costs and enabling greater access to both existing and new distribution channels, including supplier direct and GDS-alternatives. This reduction in transaction costs has had and will have a resulting material effect on compression along the entire supply chain of a travel transaction, and since we derive revenue in this supply chain, we have experienced, and expect to continue to experience, negative pressure on our revenue earned per transaction. Similar GDS deregulation may impact non-U.S. markets in the future.

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

Our Products and Services

We believe that our suite of products and services facilitates the distribution of travel in a cost-efficient manner and assists our clients in better managing the vast amounts of data generated by travel and travel-related processes. Our clients are able to use our products and services individually or as a comprehensive, integrated end-to-end processing solution. We develop our products and services as hosted technologies. We believe that by hosting solutions for our clients we can provide lower costs per transaction, scalability of solutions, continuity of business, rapid product development, compliance with and adaptability to business rules, and speed to market.

Our hosted technology suite includes the following solutions:

Data Reporting enables the aggregation, enhancement, extraction, and reporting of transaction data. Our data reporting suite consolidates data records from a variety of sources, including credit card issuers, credit card networks, back office travel systems, hotel suppliers, airlines, and GDSs, and normalizes those records into a common structure in a single data repository. It also enables enhancement of data records with more detailed transaction data from other sources, increasing the value and utility of the data to our clients. We host the application, warehouse multi-terabytes of client data, deliver information electronically back to clients in any format, and provide Web-based access to our hosted reporting and analysis tool. Clients include American Express, British Airways PLC, Citibank, UAL Corporation, MasterCard Inc., One Mind Connect, Carlson Wagonlit Travel, United States General Services Administration and UBS AG.

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

Online Booking offers a user-friendly, Web-based interface for business travelers and/or their travel arrangers to book policy-compliant air, car, and hotel reservations and manage their travel preferences. We host the RESX Online Booking, RESX Profiler and RESX Agent Desktop applications for our clients and their customers and provide access to these applications via the Internet. We sell these tools to customers primarily through our distributor program that supports corporate travel agencies. Online Booking clients and distributors include Adelman Travel Group, Carlson Wagonlit Travel, BCD Travel, and Travel and Transport, Inc.

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

Our Competitive Strengths

We believe our competitive strengths have enabled us to become a leading independent provider of data reporting, reservation processing and online booking technologies for the global travel industry and will continue to enhance our leadership position and contribute to our growth in the future, both in travel and other industry channels. Those strengths include:

•

Independent, objective, and unbiased technology provider. We provide an objective and unbiased means to access travel inventory and integrate global data. Our products and services provide quality control, ticketing, exception management and reporting, whether a booking is generated from a GDS, a supplier, or an alternative travel source. We believe that shifting travel industry dynamics, in particular GDS ownership or affiliation with online travel agencies and booking engines, have made our clients reluctant to adopt non-independent third-party processing solutions. We believe that independent non-GDS owned booking engines, such as RESX, have increased their market share over the last several years. Additionally, our independence has allowed us to develop a service offering combining the data associated with corporate credit card transactions from multiple processors, with travel data, such as hotel folio data and travel agency back office data, in order to deliver a comprehensive report to the issuer. We believe our independence provides clients with confidential and unbiased processing capabilities.

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

•

Leading market position in the global travel market. In 2008, we processed 84.4 million travel processing transactions for our clients. We service travel agencies with locations on six continents. In the U.S., we have contracts with all of the top six travel agencies (traditional and online) based on 2007 gross sales as ranked by Travel Weekly (June 2008). In Europe, we had contracts with four of the top five online travel agencies based on 2006 gross bookings as ranked by PhoCusWright. We believe our transaction volumes give us a cost advantage and help us deliver cost savings to our clients. As we continue to grow, we expect to realize additional cost savings and expertise, making us the partner of choice for an increasing number of companies. We also believe that our experience and reputation serving the global travel market enhances our ability to penetrate other travel-related industries.

•

Established long-term partnerships. We have long-standing collaborative relationships with many travel industry leaders. Areas of collaboration include technology, operations, and other areas that are integral to our clients’ use of our products and services. By partnering with our clients, we are better able to understand their existing needs and can tailor our product development to better anticipate future demands. We believe this approach improves the value proposition of our products and services to these clients. Many of our largest clients have a history of contract renewals and business expansion with us. Many of our clients also commit to long-term contracts with us. We believe this is a testimony to our ability to forge strong, lasting relationships with clients to create joint long-term value.

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

•

Increase our client base. We believe that our existing and new data reporting technologies enable us to provide valuable services to a very large number of corporations. We penetrated this large corporate market primarily in the U.S. beginning in 2007, and expect to expand globally into the future. We believe that increasing the number of users who interact with our technologies will lead to increased adoption of our other products and services.

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

•

Grow revenues from traditional travel agencies. A number of large agencies operate on a decentralized basis, using legacy systems that require substantial manual labor. We believe that these companies will increasingly recognize that their decentralized legacy structures put them at a cost disadvantage, and that greater process efficiencies and technology will improve both service levels and margins.

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

Clients and Partners

During 2008, more than 280 financial institutions, travel agencies, and companies used our products and services. In 2008, we handled 84.4 million travel processing transactions, up from 9.3 million in 1999, representing a compound annual growth rate of 28% during this time period. Our primary clients and prospects are large online and offline travel agency distributors with an annual gross sales volume of at least $100 million. Additionally, we are targeting large corporations and credit card issuing banks with our data reporting offerings. Our top five client contracts accounted for approximately 78% of our total revenues in 2008.

The following alphabetical client list represents our largest clients, each of which generated at least $500,000 of our revenue during 2008.

American Airlines, Inc.	Hogg Robinson plc
American Express	MasterCard Incorporated
BCD Travel and affiliates	Oracle
Carlson Wagonlit Travel	UAL Corporation
Citibank	U.S. General Services Administration
Expedia, Inc. and its affiliates (1)

(1)	Includes expedia.com, expedia.co.uk, expedia.de, expedia.ca, Egencia Corporate Travel, hotels.com and Hotwire, Inc. Expedia, Inc. and its affiliates accounted for approximately 36% of our revenue in 2008, including Expedia.com, which represented approximately 20% of our revenue in 2008.

Our clients include the global market leaders in each segment that we serve. We consider our client relationships to be a key strength. We have a history of client renewals and signing long-term contracts with our clients. We believe this is a testimony to our ability to forge strong, lasting relationships with clients to create joint long-term value.

Expedia, Inc. and its affiliates and Citibank represent 36% and 21%, respectively, of our revenues in 2008 compared to 41% and 13%, respectively, of our revenues in 2007. Recurring revenues from Citibank generated in 2008 were significantly less than revenues generated in 2007 because in mid-2007 we agreed to sell a limited perpetual license of certain source code to Citibank in order for Citibank to perform certain services in-house that have previously been hosted by us. We continued to perform maintenance and project services for Citibank after the license sale occurred in April of 2008. Expedia began decreasing the volume of transactions that we service for them, beginning in the first quarter of 2009, as permitted under our agreement with Expedia. In addition, a number of global airlines have announced significant capacity reductions, which generally began in September 2008 and will continue through 2009, due to global macroeconomic conditions and the related impact on air travel demand. In general, reduced airline capacity results in lower transaction volumes for us. We expect a significant decline in our transaction volume in 2009 as a result of Expedia’s intentions to reduce the level of services requested from us and reduced volumes from our clients in general in 2009. Our revenues, operating results and cash flows will be materially lower in 2009.

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

Intellectual Property

We are constantly developing new technology and enhancing existing proprietary technology. We hold a U.S. patent entitled “Tool for Analyzing Corporate Airline Bids” (Patent #7,401,029 B2), which was issued on July 15, 2008. Our patent has a remaining life of approximately 14.9 years. We also have a small portfolio of pending patent applications which relate to our proprietary technology. Currently, we primarily rely on a combination of patent, copyrights, trade secrets, confidential procedures and contractual provisions to protect our technology. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of our proprietary technology. Any misappropriation of our intellectual property could have a material adverse effect on our competitive position.

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

We must also comply with laws and regulations applicable to online commerce and businesses in general. Currently, few laws and regulations directly apply to the Internet and commercial online services. Moreover, there is currently great uncertainty about whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. As laws and regulations are adopted to address these and other issues, it is likely that such new laws or different applications of existing laws will impose additional burdens on companies conducting business online and may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for our products and services or increase our cost of operations.

In addition, during this decade government agencies have been contemplating or developing initiatives to enhance national and aviation security, including the Transportation Security Administration’s Computer-Assisted Passenger Prescreening System, known as CAPPS II, and its successors. These initiatives may result in conflicting legal requirements with respect to data handling. As privacy and data protection becomes a more sensitive issue, we may also incur legal defense costs and become exposed to potential liabilities as a result of differing views on the privacy of travel data. Travel businesses have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information. It is expected that our business will continue to be affected by privacy and data protection legislation.

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

We may be affected by regulations concerning issues such as exports of technology, telecommunications and electronic commerce. Our business may be affected if regulations are adopted or changed in these areas. Any such regulations may vary among jurisdictions. We believe that we are capable of addressing these regulatory issues as they arise.

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

Employees

As of December 31, 2008, we had 830 employees, of which 345 were located in North America, 175 in Europe and 310 in India. None of our employees are represented by a labor union, although our German operations are subject to German laws requiring, among other requirements, a Works Counsel. We have never experienced a work stoppage and believe our relationship with our employees is good.

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

Our top five client contracts accounted for approximately 78% of our total revenues in 2008. Entities affiliated with Expedia, Inc. accounted for approximately 36% of our revenue in 2008. Our clients can generally terminate their agreements with us if we do not meet specified performance or other criteria. Some clients, including Expedia.com, can terminate these agreements without cause upon notice and payment of specified fees. If agreements with these or other key clients are terminated, or if we are unable to negotiate favorable renewal terms, our revenues and operating results would be significantly diminished.

Expedia began decreasing the volume of transactions that we service for them, beginning in the first quarter of 2009, as permitted under the agreement with Expedia. In addition, a number of global airlines have announced significant capacity reductions, which generally began in September 2008 and will continue through 2009, due to global macroeconomic conditions and the related impact on air travel demand. In general, reduced airline capacity results in lower transaction volumes for us. We expect a significant decline in our transaction volume in 2009 as a result of Expedia’s intentions to reduce the level of services requested from us and reduced volumes from our clients in general in 2009. We expect our revenues, operating results and cash flows will be materially lower in 2009.

On July 13, 2007, TRX Data Services, Inc. (“TRX Data Services”), a wholly-owned subsidiary of TRX and Citibank executed an amendment to the Master Services Agreement dated February 1, 2002, as amended (the “Amendment”). The Amendment extends the scheduled expiration date of the Master Services Agreement from January 13, 2009 to December 31, 2010. The primary purpose of the Amendment is for TRX Data Services to sell a limited perpetual license of certain source code to Citibank in order for Citibank to perform certain services in-house that were previously hosted by TRX Data Services. The license sale was effective in April 2008. TRX Data Services will continue to perform maintenance and project services for Citibank. Recurring revenues from Citibank generated in 2009 will be significantly less than revenues generated in the last three years as a result of the Amendment and the license sale.

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

We currently sell our products and services primarily through a network of distributors, such as American Express, Expedia, Inc. and BCD Travel. In many cases we must rely on the efforts of our partners to sell and implement our products and services. Expected growth may not materialize as quickly as we are anticipating or at all, or distributors may decide to discontinue this relationship with us. Additionally, poor performance by our partners could cause harm to our reputation with the end user corporations and travelers.

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

We incurred net losses in every year of our operations prior to 2006 and again in 2007. As of December 31, 2008, we had an accumulated deficit of $52.8 million. We cannot assure you that we will be able to sustain profitability on a quarterly or annual basis. Our results of operations will be harmed if our revenues do not increase or are insufficient for us to achieve or sustain profitability.

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

We may seek to adapt our products and services to industries other than the travel and travel-related industries upon which we currently depend. Our ability to increase our revenues will depend on how effectively we are able to modify and enhance our software, technology and networks in the future to address the various needs of different industry segments. If we are unable to accurately anticipate the needs of industry segments other than the travel and travel-related industries we currently serve, if costs associated with serving additional industries are higher than expected, or if we are not successful in marketing our solutions to new industries, we may be unable to profitably grow our revenues.

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

A significant part of our business is conducted outside of the U.S. During the year ended December 31, 2008, we received approximately 17% of our revenue from Europe-based clients. We incur costs in the United Kingdom, Germany and India. We plan to continue to pursue opportunities abroad. As a result, our future operating results could be negatively affected by a variety of factors, many of which are beyond our control. The risks and potential costs of our international operations include:

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

Approximately 50% of our assets consisted of goodwill as of December 31, 2008. We assess the impairment of goodwill in accordance with by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Accordingly, we test our goodwill for impairment annually on September 30, or more frequently if an event occurs or circumstances change that more likely than not reduce the value of a reporting unit below its carrying value. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances, which would lead to a decrease in our assets and shareholders’ equity and reduction in our net income or increase in our net losses. If we determine that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. No impairment of goodwill was identified in our annual goodwill impairment test as of September 30, 2008 or 2007. Our market capitalization experienced a significant decline between September 30, 2007 and December 31, 2007, and therefore, we determined that it was necessary to test goodwill for impairment as of December 31, 2007. The results of the impairment test as of December 31, 2007 did not indicate an impairment of our goodwill. Similarly, we experienced a decline in our market capitalization from September 30, 2008 to December 31, 2008, which we determined was not due to company-specific factors but rather macroeconomic conditions, including rising unemployment levels, turmoil in the credit markets, and deteriorating consumer confidence. However, given the decrease in market capitalization at December 31, 2008, we reconsidered our cash flow projections utilized in our impairment test as of September 30, 2008, including an assessment of our actual results for the fourth quarter of 2008 as compared to our projections for such period, and also assessed whether the discount rate used in our September 30, 2008 impairment test remained appropriate as of December 31, 2008. On the basis of our reconsideration of the cash flow projections and associated discount rate, we determined that it was not more likely than not that the estimated fair value of our reporting unit was reduced below its carrying value.

If we are not able to adequately protect our intellectual property rights, our competitors may be able to duplicate our services.

We rely in part upon our proprietary technology to conduct our business. Our failure to adequately protect our intellectual property rights could harm our business by making it easier for our competitors to duplicate our services. We hold a U.S. patent entitled “Tool for Analyzing Corporate Airline Bids” (Patent #7,401,029 B2), which was issued on July 15, 2008. We also have a small portfolio of pending patent applications which relate to our proprietary technology. Currently, we primarily rely on a combination of copyrights, trade secrets, confidential procedures and contractual provisions to protect our technology. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of our proprietary technology. Any misappropriation of our intellectual property could have a material adverse effect on our competitive position.

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

If the security systems of our databases are breached or compromised in any way, our business and operations could be harmed. Our collection and processing of travel transactions through our RESX, SELEX, TRANXACT, and CORREX products, and enhancement of data through our TRAVELTRAX, DATATRAX and TRX TRAVEL ANALYTICS products, require us to receive and store personally identifiable data, such as names and addresses, credit card information and transaction history records. Any breaches of the security systems of our databases could result in the theft of personal confidential information of our customers or other modification of our records. We have had incidents of security breaches by former employees which led to the theft of confidential information. If any breaches or compromises to the security systems of our databases were to occur, customers may be deterred from using our products and services, our reputation may be harmed, we may be exposed to liability, and we may incur increased costs relating to any liability.

The terms of our senior secured revolving credit facility may limit our ability to grow.

Our senior secured revolving credit facility may restrict our ability to take specific actions, even if such actions may be in our best interest. These restrictions limit our ability to, among other things, make advances to our European operations, make acquisitions, make capital expenditures, incur additional debt and pay dividends. Under the facility, we are subject to maintenance of a maximum consolidated senior leverage ratio (as defined in the facility) of 1 to 1 at December 31, 2008, increasing to 1.5 to 1 on June 30, 2009, 1.65 to 1 on September 30, 2009 and 1.75 to 1 on December 31, 2009. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in our being required to repay any borrowings, which totaled $3.4 million as of December 31, 2008, before their due date. In addition, these covenants and restrictions may limit our future growth opportunities.

We may be unsuccessful in pursuing and integrating business combinations and strategic alliances, which could result in increased expenditures or cause us to fail to achieve anticipated cost savings or revenue growth.

In August 2006 and January 2007, we acquired certain assets and assumed of certain liabilities of Travel Analytics, Inc. (“Travel Analytics”) and Hi-Mark, LLC (“Hi-Mark”), respectively. In December 2007, we acquired the assembled workforce and certain property assets used by Siemens to provide services to TRX, which constitute a business as defined by Emerging Issues Task Force (“EITF”) Issue 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” We regularly evaluate potential business combinations and growth opportunities and may pursue acquisitions of other companies or technologies in the future in order to maintain and grow revenues and increase our market position. We may not be successful in identifying suitable acquisition candidates or may not be able to obtain financing on acceptable terms for such business combinations or strategic alliances.

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

Our collection and processing of travel transactions through our RESX, SELEX, TRANXACT, and CORREX products and our consolidation, extraction, and enhancement of data through our TRAVELTRAX, DATATRAX and TRX TRAVEL ANALYTICS products require us to receive and store a large volume of personally identifiable data. This type of data is subject to legislation and regulation in various jurisdictions, including the European Union through the Data Protection Directive, and variations of this directive in legislation enacted by member states of the European Union. Such laws typically protect the privacy of personal data that is collected, processed and transmitted in or from these jurisdictions. Our business, financial condition and results of operations could be adversely affected if the laws and regulations are expanded, implemented or interpreted to require changes to our business practices and methods of data collection.

In the U.S., government agencies continue to discuss and develop initiatives to increase airline security, including the Transportation Security Administration’s Computer-Assisted Passenger Prescreening System and its successors. These government initiatives could change the way we handle data and may result in conflicting legal requirements in the various jurisdictions in which we operate.

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

We must also comply with laws and regulations applicable to online commerce and businesses in general. Currently, few laws and regulations directly apply to the Internet and commercial online services. Moreover, there is currently great uncertainty about whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. As laws and regulations are adopted to address these and other issues, it is likely that such new laws or different applications of existing laws will impose additional burdens on companies conducting business online and may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for our products and services or increase our cost of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in Atlanta, Georgia and consist of 44,000 square feet of office space held under a lease that expires in October 2019. We lease a total of approximately 200,000 square feet globally. As of December 31, 2008, the locations of our other principal leased facilities include Dallas, Texas, Milton, Florida, Tysons Corner, Virginia, Bangalore, India, Berlin, Germany, Leicester, United Kingdom and Crawley, United Kingdom. These leases expire at various times between 2009 and 2017.

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

No matters were submitted to a vote of our shareholders during our fourth quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Market under the symbol “TRXI.” The following table sets forth, for the period indicated, the range of high and low sales prices for our common stock.

	High	Low
Year Ended December 31, 2008:
First Quarter	$2.40	$1.00
Second Quarter	$1.55	$1.21
Third Quarter	$1.51	$0.90
Fourth Quarter	$1.14	$0.36
Year Ended December 31, 2007:
First Quarter	$7.79	$3.26
Second Quarter	$4.05	$2.86
Third Quarter	$3.54	$1.98
Fourth Quarter	$2.62	$0.98

As of December 31, 2008, there were approximately 37 holders of record of our common stock. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Not Applicable

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

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia and its affiliates, accounted for 36% and 41% of our global revenues in 2008 and 2007, respectively. Expedia has been a client since its launch in 1996. In December 2006, we replaced our existing contracts with Expedia with a Master Services Agreement (the “Expedia Agreement”). The Expedia Agreement continues through 2010.

Expedia began decreasing the volume of transactions that we service for them, beginning in the first quarter of 2009, as permitted under the Expedia Agreement. In addition, a number of global airlines have announced significant capacity reductions, which generally began in September 2008 and will continue through 2009, due to global macroeconomic conditions and the related impact on air travel demand. In general, reduced airline capacity results in lower transaction volumes for us. We expect a significant decline in our transaction volume in 2009 as a result of Expedia’s intentions to reduce the level of services requested from us and reduced volumes from our clients in general in 2009. We expect our revenues, operating results and cash flows will be materially lower in 2009.

Our scale and process-reengineering expertise has allowed us to reduce our costs in several areas when measured on a per transaction basis, and we continue to take steps to reduce our cost structure in the normal course of business. Additionally, in September 2008 we announced a cost reduction program specifically designed to align our costs with expectations of reduced 2009 revenues. Reductions made in 2008 included personnel, leasehold and other operations-related costs. We have established pricing models that provide volume-based discounts to share scale efficiencies with our clients to ensure long-term, mutually-beneficial relationships. As a result, our average revenue per transaction has generally declined over the last few years. We expect it to continue to decline in the future because of scale efficiencies, as well as trends in the travel processing supply chain that are putting negative pressure on our revenue per transaction.

On July 13, 2007, TRX Data Services and Citibank executed an amendment to the Master Services Agreement dated February 1, 2002, as amended. The Amendment extends the scheduled expiration date of the Citibank Master Services Agreement from January 13, 2009 to December 31, 2010. The primary purpose of the

Amendment was for TRX Data Services to sell a $4.5 million limited perpetual license of certain source code to Citibank in order for Citibank to perform certain services in-house that had previously been hosted by TRX Data Services. TRX Data Services continues to perform maintenance and project services for Citibank. As a result of the Amendment, recurring revenues from Citibank generated in 2008 were significantly less than revenues generated in 2007 and we expect them to decline further in 2009.

The Amendment also provided that we would continue to provide the hosting services historically provided to Citibank until the sale of the perpetual license occurred. The license sale was completed during the second quarter of 2008 and, as a result, we recognized $4.5 million of revenue, the contractually-stated sales price of the license. In addition to the license sale, Citibank also paid us approximately $1.4 million for certain costs and assets that we had purchased in the past for Citibank’s benefit, which are essential to the functionality of the technology.

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

In June 2008, we and BCD Travel provided mutual notice of the parties’ intent not to renew the Amended and Restated Master Agreement by and between TRX Technology and BCD Travel (the “Master Agreement”). We are in discussions with BCD Travel regarding a new contract, and the six-month notice was required pursuant to the current Master Agreement. As a result of the notice, the Master Agreement expired by its terms on December 31, 2008, and did not automatically renew for an additional one year term. We expect a new agreement for TRX services between us and BCD Travel to be finalized in the first quarter of 2009.

In 2008, we entered into a new office lease pursuant to which we rent approximately 44,000 square feet of office space in Atlanta. We relocated our existing Atlanta operations to the new location in November 2008 and did not renew our existing lease agreement, which expired on October 31, 2008. The initial term of the new lease, which commenced on November 1, 2008, is 11 years, and we received access to the space during October 2008 to complete construction. We have an option to extend the term of the lease for two additional five year terms, subject to the satisfaction of certain conditions specified in the lease.

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

Sources of Revenue

We principally operate a transaction-based business model under long-term contracts using hosted technology applications. Transaction and other revenues are derived from two principal service offerings:

•

Transaction Processing: We generate transaction processing revenue from service and processing fees based primarily on the number of data records we process. Also included in transaction revenue is customer care revenue, which consists of generated service fees based primarily on the number or length of telephone calls answered or the number of email responses delivered.

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

We recognize revenue in accordance EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” when certain other consulting or other services are combined with our transaction processing revenues and with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) services have been performed, (3) the fee for services is fixed or determinable, and (4) collectibility is reasonably assured. Generally, these criteria are considered to have been met as follows:

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

Goodwill. We assess the impairment of goodwill in accordance with SFAS No. 142. Accordingly, we test our goodwill for impairment annually on September 30, or more frequently if an event occurs or circumstances change that more likely than not reduce the value of a reporting unit below its carrying value. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. No impairment of goodwill was identified in our annual goodwill impairment test as of September 30, 2008 or 2007. Our market capitalization experienced a significant decline between September 30, 2007 and December 31, 2007, and therefore, we determined that it was necessary to test goodwill for impairment as of December 31, 2007. The results of the impairment test as of December 31, 2007 did not indicate an impairment of our goodwill. Similarly, we experienced a decline in our market capitalization from September 30, 2008 to December 31, 2008, which we determined was not due to company-specific factors but rather macroeconomic conditions, including rising unemployment levels, turmoil in the credit markets, and deteriorating consumer confidence. However, given the decrease in market capitalization at December 31, 2008, we reconsidered our cash flow projections utilized in our impairment test as of September 30, 2008, including an assessment of our actual results for the fourth quarter of 2008 as compared to our projections for such period, and also assessed whether the discount rate used in our September 30, 2008 impairment test remained appropriate as of December 31, 2008. On the basis of our reconsideration of the cash flow projections and associated discount rate, we determined that it was not more likely than not that the estimated fair value of our reporting unit was reduced below its carrying value.

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

Transaction processing provisions. We have recorded estimates to account for processing errors made in the ticketing or fareloading process that result in tickets being issued at incorrect prices or from agency commissions being miscalculated. Our reserve for processing errors is based on several factors including historical trends, average debit memo lag time and timely identification of errors. Transaction processing provisions were $0.9 million and $2.9 million during 2008 and 2007, respectively, and are included as operating expenses in our consolidated statements of operations.

Results of Operations

Comparison of Years Ended December 31, 2008 and December 31, 2007

The following table sets forth selected statement of operations data.

	Years Ended December 31,
	2008		2007		Change
	(dollars in thousands)
Revenue:
Transaction processing	$63,517	67%	$68,647	76%	$(5,130)	(7)%
Data reporting	31,908	33	20,885	23	11,023	53

Transaction and other revenues	95,425	100	89,532	100	5,893	7
Client reimbursements	798		2,570

Total revenues	96,223		92,102
Expenses:
Operating	49,761		56,820		(7,059)	(12)
Selling, general, and administrative	17,185		16,184		1,001	6
Technology development	12,875		13,178		(303)	(2)
Client reimbursements	798		2,570		(1,772)	(69)
Depreciation and amortization	10,659		11,217		(558)	(5)
Interest:
Interest income	(101)		(356)		(255)	(72)
Interest expense	570		583		(13)	(2)
Provision for (benefit from) income taxes	774		(51)		825

Net income (loss)	$3,702		$(8,043)		11,745

Transaction processing revenues. The decrease for 2008 compared to the prior year was due to a reduction in corporate and leisure travel volumes and a reduction in non-recurring transaction processing revenues, primarily related to a project in 2007 to expand a client’s GDS access. This was partially offset by growth in our customer care revenues. We expect revenues per transaction to continue to decline in the future because of scale efficiencies, as well as trends in the travel processing supply chain that are putting negative pressure on our revenue per transaction.

Data reporting revenues. The increase in data reporting revenues for the 2008 compared to the prior year was primarily due to the recognition of $6.5 million of routine data reporting revenues from Citibank that were previously deferred and the sale of a $4.5 million limited perpetual license to Citibank, as previously discussed. Recurring revenues from Citibank generated in 2008 were significantly less than recurring revenues generated in 2007 and are expected to decline further in 2009.

Operating expenses. The decrease in operating expenses for 2008 compared to the prior year was primarily due to the reduction in our revenues and a program to reduce our cost structure primarily through personnel reductions in preparation for significantly lower revenues in 2009.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses for 2008 compared to the prior year was primarily due the recognition of $1.8 million in compensation expense primarily related to amounts due to our previous Chief Executive Officer and president pursuant to the terms of his employment agreement, as amended, partially offset by a program to reduce our cost structure primarily through reductions in personnel, contract labor and travel in preparation for expected revenues in 2009.

Technology development expenses. The decrease in technology development expense for 2008 compared to the prior year was primarily due to a program to reduce our cost structure primarily through reductions in personnel and contract labor in preparation for significantly lower revenues in 2009, partially offset by our increased investment in new product technology related to our data reporting, reservation processing and online booking product offerings during the first half of 2008.

Depreciation and amortization. The decrease for 2008 compared to the prior year was primarily due to the reduction in depreciation expense with the sale of certain assets to Citibank during the second quarter of 2008, partially offset by an increase in depreciation expense due to the acceleration of depreciation of leasehold improvements related to our previous Atlanta location, for which the lease ended in October 2008.

Interest income. The decrease for 2008 compared to the prior year was primarily due to reduced average cash balances available for investment.

Interest expense. The decrease for 2008 compared to the prior year was primarily due to a reduction of interest expense as we repay our note payable related to the acquisition of certain assets and assumption of certain liabilities of Hi-Mark and as a result of a lower Prime and LIBOR interest rates, partially offset by additional interest expense related to our credit facility borrowings.

Income tax provision. Income tax provision of $0.8 million was recorded in 2008 and relates to deferred tax liabilities related to our goodwill which cannot be utilized to offset deferred tax assets. Deferred tax expense for 2008 and our deferred tax liability as of December 31, 2008 includes an adjustment of $0.4 million to increase our deferred tax valuation allowance, which should have been recorded in 2007. Such adjustment was not material to any prior quarterly or annual periods. We recorded an income tax benefit of $0.1 million in 2007 related to a refund of a portion of our 2006 alternative minimum tax.

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

The global financial markets have been and continue to be in turmoil, with volatility in the equity and credit markets and with many financial and other institutions experiencing significant financial distress. At December 31, 2008, our principal sources of liquidity were cash and cash equivalents of $6.9 million and $5.1 million of availability under our revolving credit facility with Atlantic Capital Bank (“ACB”). We had $3.4 million of borrowings outstanding under our credit facility at December 31, 2008. Neither our access to nor the value of our cash equivalents have been negatively affected by the recent liquidity problems of financial institutions. Although we have been prudent in our strategy for our anticipated near-term liquidity needs, it is not possible to accurately predict how the financial market turmoil and the deteriorating economic conditions may affect our financial position, results of operations or cash flows. Additional failures of financial and other institutions could impact our customers’ ability to pay us, reduce amounts available under our credit facility, cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and restrict our access to the equity and debt markets. A continuation of the recent turmoil in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing if we need to raise additional liquidity. We would experience liquidity problems if we are unable to obtain sufficient additional financing as our debt becomes due, or we otherwise need additional liquidity. Adverse economic conditions, increased competition, or other unfavorable events also could affect our liquidity.

If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under our credit facility, we would consider issuing equity, issuing convertible debt or other securities, further reducing our expenses and capital expenditures, selling assets, or requesting waivers or amendments with respect to the credit facility. Management believes that each of the above options would be available to us should they become necessary.

Net cash provided by operating activities was $5.1 million during 2008 compared to $4.7 million during 2007. The increase was due to the tenant improvement allowance received from our landlords to build out and renovate our offices in Atlanta and Dallas. The offsetting capital expenditures are included in our cash used for investing activities. This increase was partially offset by reduced revenues. Our 2008 working capital reduction was primarily related to payments received from Citibank in 2007 for revenue recognized in 2008 upon the completion of the license sale to Citibank.

Net cash used in investing activities was $7.5 million during 2008, compared to $19.1 million during 2007. The continuing driver of our investing activities is our capital expenditures, which include costs associated with internally developed software, as well as infrastructure required to support volume expansion, the acquisition of new revenue streams with new and existing clients, investment in business continuity, and opportunities to reduce costs. During 2008, we paid $0.8 million of cash in final consideration for the assembled workforce and certain property assets acquired from Siemens in 2007 and paid $1.1 million to build out and renovate our offices in Atlanta and Dallas, which was funded from our tenant improvement allowance received from our landlords. Our 2007 investing activities include $10.0 million of cash paid in partial consideration for the acquisition of certain assets and assumption of certain liabilities of Hi-Mark in January 2007. As of December 31, 2008, we had no material commitments related to capital expenditures.

Net cash provided by financing activities was $0.9 million during 2008 compared to net cash used in financing activities of $1.8 million during 2007. The primary drivers for 2008 were borrowings under our credit facility, partially offset by debt repayments.

On May 30, 2008, we entered into a three-year Credit Agreement with ACB. The Credit Agreement matures on May 31, 2011 and contains substantially the same terms and conditions as our previous credit facility with Bank of America, N.A. The Credit Agreement provides for a senior secured revolving credit facility with aggregate principal commitments not to exceed $10.0 million, which includes a $2.0 million letter of credit subfacility. Any outstanding letters of credit on this subfacility reduce the borrowing capacity of the Credit Agreement. A loan under the Credit Agreement may be a Base Rate loan or a LIBOR loan, at the option of TRX. Interest under the Credit Agreement accrues at an interest rate indexed to the prime rate as announced publicly by ACB from time to time (the “Base Rate”) or LIBOR (plus 0.50% for Base Rate loans and 2.50% for LIBOR loans) for the revolving credit facility. For letters of credit, the letter of credit fee is equal to the Applicable Rate (as defined in the Credit Agreement) times the daily amount available to be drawn under the letter of credit. Overdue amounts bear a fee of 2% per annum above the rate applicable to these amounts. We capitalized $0.2 million of issuance costs related to this facility and our letter of credit, which will be amortized to interest expense over the specific terms of the facility and letter of credit.

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

On December 3, 2008, we amended our Credit Agreement with ACB. The amendment increases the interest rate for loans made under the Credit Agreement, generally by 25 basis points and modifies certain covenants, which, among other things, (i) remove “cleandown” provision, and (ii) adjust the leverage ratio and fixed charge coverage ratio, as defined. The amendment also adds BCD Holdings N.V. (“BCD Holdings”), the parent of our majority shareholder, as a guarantor of our obligations under the Credit Agreement and changes the maturity date to April 30, 2010. We will pay BCD Holdings a guarantee fee of 250-350 basis points, depending on borrowing levels under the Credit Agreement.

As of December 31, 2008, we are in compliance with all financial covenants, $5.1 million was available for borrowing, there were $3.4 million of borrowings against the facility and there was a $1.5 million letter of credit against this facility related to the lease of our new Atlanta office. As of December 31, 2008, the effective rate on our outstanding borrowings was 3.19%.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142. The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations” and other GAAP. FSP No. 142-3 is effective for the first fiscal period beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We will be required to adopt FSP No. 142-3 for intangible assets acquired beginning with the first quarter of 2009. We are currently assessing the impact of this standard on our consolidated financial position and results of operations.

In December 2007, the Financial FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method ) be used for all business combinations, but is designed to improve, simplify, and converge internationally the accounting for business combinations, including enhancing principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. Additionally, the standard establishes disclosure requirements to enable the evaluation of the financial effects of the business combination. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. We do not expect that the adoption of this standard will have a material effect on our consolidated financial position and results of operations.

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

In October 2008 the FASB issued FASB Staff Position No. FAS 157-3 (“FSP-157-3”), which clarifies the application of SFAS No. 157 in an inactive market, including how internal assumptions should be considered when measuring fair value, how observable market information in a market that is not active should be considered and how the use of market quotes should be used when assessing observable and unobservable data. This FSP is effective upon issuance including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

TRX, Inc. and Subsidiaries

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of TRX, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TRX, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective January 1, 2007.

/s/    DELOITTE & TOUCHE LLP

February 23, 2009

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 and 2007

(In thousands, except share data)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,873	$8,879
Trade accounts receivable, net	7,916	16,181
Prepaids and other	2,480	2,846

Total current assets	17,269	27,906

NONCURRENT ASSETS:
Property and equipment, net	16,212	19,496
Goodwill	37,305	36,981
Other assets, net	2,706	3,406

Total noncurrent assets	56,223	59,883

Total assets	$73,492	$87,789

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$13,409	$23,026
Customer deposits and deferred revenue	9,927	21,859
Current portion of long-term debt	1,167	2,333

Total current liabilities	24,503	47,218

NONCURRENT LIABILITIES:
Long-term debt—less current portion	5,150	2,917
Deferred income tax	705	—
Other long-term liabilities	1,917	635

Total noncurrent liabilities	7,772	3,552

Total liabilities	32,275	50,770

COMMITMENTS AND CONTINGENCIES (NOTE 3)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 18,571,086 and 18,492,332 shares issued; 18,383,555 and 18,304,801 shares outstanding	185	184
Additional paid-in capital	95,877	95,519
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Cumulative translation adjustment	279	142
Accumulated deficit	(52,830)	(56,532)

Total shareholders’ equity	41,217	37,019

Total liabilities and shareholders’ equity	$73,492	$87,789

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(In thousands, except per share data)

	2008	2007
REVENUES:
Transaction and other revenues	$95,425	$89,532
Client reimbursements	798	2,570

Total revenues	96,223	92,102

EXPENSES:
Operating, excluding depreciation and amortization	49,761	56,820
Selling, general, and administrative, excluding depreciation and amortization	17,185	16,184
Technology development	12,875	13,178
Client reimbursements	798	2,570
Depreciation and amortization	10,659	11,217

Total expenses	91,278	99,969

OPERATING INCOME (LOSS)	4,945	(7,867)
INTEREST INCOME (EXPENSE):
Interest income	101	356
Interest expense	(570)	(583)

Total interest (expense) income, net	(469)	(227)

INCOME (LOSS) BEFORE INCOME TAXES	4,476	(8,094)
(PROVISION) BENEFIT FOR INCOME TAXES	(774)	51

NET INCOME (LOSS)	$3,702	$(8,043)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,350	18,272

Diluted	18,401	18,272

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.20	$(0.44)

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount
BALANCE—December 31, 2006	17,772,771	$179	$91,659	$(2,294)	$77	$(48,489)	$41,132
Comprehensive loss:
Net loss	—	—	—	—	—	(8.043)	(8,043)
Cumulative translation adjustment	—	—	—	—	65	—	65

Total comprehensive loss							(7,978)
Employee stock purchase plan	32,030	—	93	—	—	—	93
Issuance of common stock in connection with business combination	500,000	5	3,400	—	—	—	3,405
Share-based payment expense under SFAS 123(R)	—	—	367	—	—	—	367

BALANCE—December 31, 2007	18,304,801	184	95,519	(2,294)	142	(56,532)	37,019
Comprehensive income:
Net income	—	—	—	—	—	3,702	3,702
Cumulative translation adjustment	—	—	—	—	137	—	137

Total comprehensive income							3,839
Employee stock purchase plan	78,754	1	95	—	—	—	96
Share-based payment expense under SFAS 123(R)	—	—	263	—	—	—	263

BALANCE—December 31, 2008	18,383,555	$185	$95,877	$(2,294)	$279	$(52,830)	$41,217

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(In thousands)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,702	$(8,043)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,659	11,217
Provision (reduction to) for bad debts	346	(132)
Stock compensation expense	248	351
Deferred tax expense	705	—
Changes in assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	7,677	(5,802)
Prepaids and other assets	431	(1,021)
Accounts payable and accrued liabilities	(6,963)	200
Customer deposits and deferred revenue	(11,712)	7,975

Total adjustments	1,391	12,788

Net cash provided by operating activities	5,093	4,745

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,094)	(8,716)
Acquisitions, net of cash acquired	(989)	(10,382)
Proceeds from sale of assets	578	—

Net cash used in investing activities	(7,505)	(19,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,333)	(1,907)
Borrowings under credit facility	3,400	—
Debt issue costs	(215)	—
Proceeds from stock plans	96	93

Net cash provided by (used in) financing activities	948	(1,814)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(542)	602

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,006)	(15,565)

CASH AND CASH EQUIVALENTS—Beginning of year	8,879	24,444

CASH AND CASH EQUIVALENTS—End of year	$6,873	$8,879

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

In February 2006, we entered into a five-year agreement related to global business development with E2E SerWiz Solutions, Ltd. (“SWS”), a subsidiary of TATA Sons Ltd. Pursuant to the agreement, the parties market their respective offerings in the global travel marketplace in consideration for specified fees based on new business referred. Additionally, in February 2006, we entered into a shared services agreement with SWS, effective November 1, 2005, in which we agreed to facilitate SWS’ establishment of U.S.-based customer care operations during 2006. In connection with this agreement, we transferred all of our U.S.-based customer care assets and employees, located in Parkersburg, West Virginia and Milton, Florida to SWS on April 1, 2006. We transferred assets with a net book value of approximately $75 to SWS for $250 and recorded revenue associated with this sale of approximately $175 in 2008.

2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Cash and Cash Equivalents—We consider all highly liquid investments with purchased maturities of three months or less to be cash equivalents. Cash equivalents consisted solely of money market funds and investment grade commercial paper at December 31, 2008 and 2007. Interest income during 2008 and 2007 was $101 and $356, respectively.

Trade Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We maintain an allowance for doubtful accounts to reserve for receivables that are not probable of collection. Management reviews the accounts receivable by aging category to identify specific customers with known disputes or collectibility issues. In determining the amount of the reserve, management makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. The following table shows our allowance for doubtful accounts and the associated activity for each of the two years ended December 31, 2008 and 2007.

	2008	2007
Balance, January 1	$(229)	$(688)
Reduction to (provision for) bad debts	(346)	132
Writeoffs, net of recoveries	89	327

Balance, December 31	$(486)	$(229)

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

The following details the components of property and equipment (and estimated useful lives) at December 31, 2008 and 2007:

	2008	2007
Computers, purchased software, and equipment (3-5 years)	$36,937	$42,538
Internally-developed software costs (3 years)	11,785	8,423
Leasehold improvements (up to 10 years)	2,510	5,234
Furniture and fixtures (7 years)	2,352	2,937

	53,584	59,132
Accumulated depreciation	(37,372)	(39,636)

	$16,212	$19,496

Depreciation expense was $10,294 and $10,852 during 2008 and 2007, respectively.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually as of September 30 or more frequently if an event occurs or circumstances change that more likely than not reduce the value of a reporting unit below its carrying value. We have one reporting unit as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). We use September 30 as our annual impairment testing date for goodwill. For purposes of goodwill impairment testing, we compare the fair value of the reporting unit determined on the basis of expected discounted future cash flows with its carrying amount, including goodwill. We also compare the guideline public company and guideline transaction methods to the value derived from the income approach as a test of the reasonableness of our discounted cash flow analysis. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill. No impairment of goodwill was identified in our annual goodwill impairment test as of September 30, 2008 or 2007. Our market capitalization experienced a significant decline between September 30, 2007 and December 31, 2007, and therefore, we determined that it was necessary to test goodwill for impairment as of December 31, 2007. The results of the impairment test as of December 31, 2007 did not indicate an impairment of our goodwill. Similarly, we experienced a decline in our market capitalization from September 30, 2008 to December 31, 2008, which we determined was not due to Company-specific factors but, rather, macroeconomic conditions, including rising unemployment levels, turmoil in the credit markets, and deteriorating consumer confidence. However, given the decrease in market capitalization at December 31, 2008, we reconsidered our cash flow projections utilized in our impairment test as of September 30, 2008, including an assessment of our actual results for the fourth quarter of 2008 as compared to our projections for such period, and also assessed whether the discount rate used in our September 30, 2008 impairment test remained appropriate as of December 31, 2008. On the basis of our reconsideration of the cash flow projections and associated discount rate, we determined that it was not more likely than not that the estimated fair value of our reporting unit was reduced below its carrying value.

Our goodwill was acquired through the 1999 purchase of International Software Products in the United States, the 2004 purchase of the remaining unowned interests in the United Kingdom and Central Europe equity method investments, the 2006 purchase of Travel Analytics, Inc. (“Travel Analytics”), the 2007 acquisition of certain assets and assumption of certain liabilities of Hi-Mark, LLC (“Hi-Mark”) (Note 8) and the goodwill resulting from the purchase of the assembled workforce and certain property assets used by Siemens Shares Services LLC (“Siemens”) to provide services to TRX (Note 8).

The following table discloses the changes in the carrying amount of goodwill during the years ended December 31, 2008 and 2007:

	2008	2007
Balance, January 1	$36,981	$23,122
Goodwill acquired (Note 8)	—	13,817
Earnout on Travel Analytics	324	42

Balance, December 31	$37,305	$36,981

Other Intangible Assets—We recorded $1,905 in 2007 to recognize the value of identifiable intangible assets acquired as part of our purchase of certain assets of Hi-Mark (Note 8), we recorded $539 in 2006 to recognize the value of identifiable intangible assets acquired as part of our purchase of certain assets of Travel Analytics, and we recorded $615 to recognize the value of certain customer relationships as part of our purchase of our European equity method investments in 2004. These amounts are included in other assets, net in the accompanying consolidated balance sheets. We expect to record approximately $365 of amortization expense related to these intangible assets in the next year, $354 of amortization expense in the second year, $338 of amortization expense in the third year, $206 of amortization expense in the fourth year, $206 of amortization expense in the fifth year and $600 in the years thereafter. We recorded related amortization expense of $365 during both 2008 and 2007.

Changes in other intangible assets during 2008 and 2007 were as follows:

	2008	2007
Balance, January 1	$2,433	$893
Acquisitions (see Note 8)	—	1,905
Amortization of intangible assets	(365)	(365)

Balance, December 31	$2,068	$2,433

A summary of our intangible assets as of December 31, 2008 and 2007 is as follows:

		December 31, 2008		December 31, 2007
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	6 – 8 years	$615	$(386)	$615	$(309)
Trademarks and patents	10 years	2,062	(430)	2,062	(224)
Non-compete agreements	4 – 5 years	382	(175)	382	(93)

		$3,059	$(991)	$3,059	(626)

Impairment of Long-Lived Assets—We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. In management’s opinion, the carrying values of long-lived assets, including property and equipment and other intangible assets, are not impaired at December 31, 2008.

Other Assets—At December 31, 2008 and 2007, other assets include $569 and $746, respectively, of deposits related to our India operations and deferred costs associated with the issuance of our revolving credit facility and debt (Note 4). The deferred costs are being amortized to interest expense using the straight-line method over the life of the related debt.

Accounts Payable and Accrued Liabilities—This balance consists of the following components at December 31, 2008 and 2007:

	2008	2007
Accounts payable and other	$5,954	$10,103
Personnel-related accruals	5,016	5,603
Client-related accruals	2,180	6,706
Accrued interest	101	95
Facility-related accruals	158	519

	$13,409	$23,026

Customer Deposits and Deferred Revenue—Several customer agreements require prepayments to us for transaction revenue. These deposits are recognized as revenue as the service is provided. In addition, deferred revenue primarily represents services and implementation fees that are prepaid, and recognized as revenue when earned. As a result of our Citibank amendment discussed below, $6.5 million of revenue associated with the hosting services was deferred as of December 31, 2007 and was recognized as revenue during the second quarter when the sale was completed. Customer deposits and deferred revenue consist of the following at December 31, 2008 and 2007:

	2008	2007
Customer deposits	$4,308	$9,013
Deferred revenue	5,619	12,846

Total customer deposits and deferred revenue	$9,927	$21,859

Revenue Recognition and Cost Deferral—We recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” when certain other consulting or other services are combined with our transaction processing revenues and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition,” when all of the following have occurred: (1) persuasive evidence of an arrangement exists; (2) services have been performed; (3) the fee for services is fixed or determinable; and (4) collectability is reasonably assured. Generally, these criteria are considered to have been met as follows:

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

On July 13, 2007, TRX Data Services and Citibank executed an amendment to the Master Services Agreement dated February 1, 2002, as amended. The Amendment extends the scheduled expiration date of the Citibank Master Services Agreement from January 13, 2009 to December 31, 2010. The primary purpose of the Amendment was for TRX Data Services to sell a $4.5 million limited perpetual license of certain source code to Citibank in order for Citibank to perform certain services in-house that had previously been hosted by TRX Data

Services. TRX Data Services continues to perform maintenance and project services for Citibank. As a result of the Amendment, recurring revenues from Citibank generated in 2008 were significantly less than revenues generated in 2007.

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

Concentration of Credit Risk—A significant portion of our revenues is derived from a limited number of clients. Our top five clients accounted for approximately 78% and 74% of our total revenues in 2008 and 2007, respectively. Contracts with the major clients may be terminated by the client if we fail to meet certain performance criteria. Expedia, Inc. and its affiliates accounted for 36% and 41% of revenues in 2008 and 2007, respectively. Citibank accounted for 21% and 13% of revenues during 2008 and 2007, respectively. American Express Travel Related Services Company, Inc. (“American Express”) accounted for 11% of revenues during both 2008 and 2007. At December 31, 2008 and 2007, 22% of our accounts receivable related to American Express and 15% of our accounts receivable related to Citibank, respectively.

Fair Value of Financial Instruments—The carrying values of cash and cash equivalents, trade accounts receivable, accounts payable, and other financial instruments approximate their fair values principally because of the short-term nature of these instruments. The fair value of our fixed rate long-term debt is estimated based on the current rates offered to us for debt of similar terms and maturities. The fair value of our variable rate long-term debt approximates carrying value.

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

All common stock equivalents with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The following table sets forth the computation of basic and diluted net (loss) income per share:

	2008			2007
	Net Income	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic net income (loss) per share	$3,702	18,350	$0.20	$(8,043)	18,272	$(0.44)
Effect of dilutive securities:
Options to acquire common stock	—	51	—	—	—	—

Diluted net income (loss) per share	$3,702	18,401	$0.20	$(8,043)	18,272	$(0.44)

Because of their anti-dilutive effect on the income per share recorded in each of the periods presented, the diluted share base excludes incremental shares related to employee stock options of 2,389 and 1,599 for 2008 and 2007, respectively.

Stock-Based Employee Compensation—We account for stock-based employee compensation under SFAS No. 123 (revised 2004) entitled, “Share-Based Payment” (“SFAS 123(R)”).

The weighted average grant-date fair value of the options granted during 2008, calculated using the Black-Scholes model, ranged from $0.13 to $0.46. The weighted average grant-date fair value of the options granted during 2007, calculated using the Black-Scholes model, ranged from $0.29 to $1.81.

The following assumptions were used for grants in 2008: dividend yield of zero, volatility of 26.4% to 44.2%, risk-free interest rate of 0.79% to 2.96%, and an expected life of 2.00 to 4.25 years. The following assumptions were used for grants in 2007: dividend yield of zero, volatility of 22.1% to 27.9%, risk-free interest rate of 3.03% to 4.86%, and an expected life of 2.00 to 4.25 years. Through December 2008 expected volatility was based on the volatility of a group of stocks we view as peer companies, due to the limited history of our stock trading on an exchange. We use historical data to estimate the expected life and employee termination assumptions in our accounting under SFAS 123(R). The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected life of the grant.

At December 31, 2008, options to purchase 99,690 shares of common stock were available for future grant under our stock plan. The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.51 – $6.89	1,536,000	8.9	$2.48	409,833	$4.30
$9.00 – $12.24	904,500	6.4	$9.23	778,500	$9.24

	2,440,500	8.0	$4.98	1,188,333	$7.52

Information regarding activity under our stock plan is summarized as follows:

	2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1	1,598,810	$8.18	1,814,810	$8.92
Granted	1,090,000	1.20	273,000	4.93
Cancelled	(248,310)	8.99	(489,000)	9.11
Exercised	—	—	—	—

Outstanding at December 31	2,440,500	$4.98	1,598,810	$8.18

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At December 31, 2008, the aggregate intrinsic value of options outstanding was $0 with a weighted average exercise price of $4.98 and a weighted average remaining contractual term of 8.0 years; the aggregate intrinsic value of the 1,188,333 options exercisable was $0 with a weighted average exercise price of $7.52 and a weighted average remaining contractual term of 7.1 years; and the aggregate intrinsic value of the 2,181,807 options vested or expected to vest was $0 with a weighted average exercise price of $4.98 and a weighted average remaining contractual term of 7.6 years.

The following table summarizes unvested stock options outstanding as of December 31, 2008 as well as activity during the year then ended:

	Unvested Options
	Options	Weighted Average Grant-Date Fair Value
Outstanding at January 1	631,500	$7.27
Granted	1,090,000	1.20
Cancelled	(86,750)	6.57
Vested	(382,583)	5.41

Outstanding at December 31	1,252,167	$2.60

Compensation cost from nonvested stock granted to employees is recognized as expense using the straight-line method over the vesting period. As of December 31, 2008, total unrecognized compensation cost related to nonvested stock options was approximately $0.3 million. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years. For 2008 and 2007, our total stock-based compensation expense was approximately $263 and $366, respectively.

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

Statement of Cash Flows—Cash paid for interest was $409 and $440 for 2008 and 2007, respectively. Cash paid for income taxes net of amounts refunded was $77 in 2008 and $172 in 2007. We had accrued capital expenditures of $581 and $5 at December 31, 2008 and 2007, respectively. For 2007, non-cash investing and financing activities related to the acquisition of certain assets and assumption of certain liabilities of Hi-Mark in January 2007 include the issuance of a $7,000 promissory note and common stock valued at $3,405 (Note 8).

Foreign Currency Translation—We have subsidiaries operating in the United Kingdom, Germany and India at December 31, 2008. The functional currency of these operations is the local currency. Gains and losses on transactions denominated in currencies other than the functional currency are included in determining net income (loss) for the period in which the exchange rates change. Foreign exchange transaction gains or losses were not material for any period presented. Balance sheet accounts of international subsidiaries are translated at the year-end exchange rate, and income statement accounts are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of shareholders’ equity.

Foreign Currency Exchange Risk—Approximately 17% of our consolidated revenues during 2008 and 12% of our consolidated assets at December 31, 2008 are associated with operations outside of the United States. The U.S. dollar balance sheets and statements of operations for these businesses are subject to currency fluctuations. We are most vulnerable to fluctuations in the British pound, Euro and Indian rupee against the U.S. dollar. Historically, we have not entered into derivative financial instruments to mitigate this risk, as it has not been cost-effective to do so. Through 2008, the impact of currency fluctuations on our results of operations has not been significant since both revenues and operating costs of these businesses are denominated in local currency.

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

Our revenue, aggregated by service offering, is as follows for each of the two years ended December 31, 2008 and 2007:

	2008	2007
Transaction processing	$63,517	$68,647
Data reporting	31,908	20,885

Transaction and other revenues	95,425	89,532
Client reimbursements	798	2,570

Total	$96,223	$92,102

The following is a geographic breakdown of revenues for the years ended December 31, 2008 and 2007, and a geographic breakdown of long-lived assets at December 31, 2008 and 2007:

	2008	2007
Revenues:
United States	$79,926	$75,656
Germany	8,923	8,925
Other International	7,374	7,521

	$96,223	$92,102

Long-Lived Assets:
United States	$15,467	$18,587
Germany	445	275
Other International	300	634

	$16,212	$19,496

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method ) be used for all business combinations, but is designed to improve, simplify, and converge internationally the accounting for business combinations, including enhancing principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. Additionally, the standard establishes disclosure requirements to enable the evaluation of the financial effects of the business combination. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. We do not expect that the adoption of this standard will have a material effect on our consolidated financial position and results of operations.

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

In October 2008 the FASB issued FASB Staff Position No. FAS 157-3 (“FSP-157-3”), which clarifies the application of SFAS No. 157 in an inactive market, including how internal assumptions should be considered when measuring fair value, how observable market information in a market that is not active should be considered and how the use of market quotes should be used when assessing observable and unobservable data. This FSP is effective upon issuance including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have a material effect on our consolidated financial statements.

3. COMMITMENTS AND CONTINGENCIES

Lease Obligations—We lease certain facilities and equipment under noncancelable operating lease agreements which expire at various times through 2019. Some of these leases contain renewal options under various terms. Future minimum annual lease payments under the related noncancelable operating leases and future sublease income at December 31, 2008 are as follows:

	Gross	Sub-lease income	Net
2009	$3,034	$620	$2,414
2010	2,752	639	2,113
2011	2,098	377	1,721
2012	1,717	—	1,717
2013	1,183	—	1,183
Thereafter	6,067	—	6,067

Total	$16,851	$1,636	$15,215

Rental expense for 2008 and 2007 was $3,220 and $2,740, respectively. The increase in rent expense is due to a full year of rent expense from our India operations, which were purchased in December 2007.

Employment Agreements—We have entered into employment agreements with certain key executives. The agreements provide for compensation and benefits through the expiration of the individual agreement upon termination of employment, other than by the employee voluntarily or by us for cause. Minimum commitments under these agreements are $2,708, $1,802 and $446 for 2009, 2010 and 2011, respectively. In 2008, we recorded $1.7 million in compensation expense related to amounts due to our previous chief executive officer and president pursuant to the terms of his employment agreement, as amended, which is included in our minimum commitments related to our employment agreements to be paid in 2009 and 2010.

Litigation—We are involved in a few claims incidental to our business. In the opinion of management, the ultimate resolution of such claims will not have a material effect on our financial position, liquidity, or results of operations.

Savings Plan—In the U.S., we sponsor a 401(k) profit-sharing plan (the “Plan”) under which substantially all full-time employees are eligible to participate. Participants are also eligible to receive a discretionary match. Total expense recognized under the Plan was $414 and $500 for 2008 and 2007, respectively.

In the United Kingdom, Germany and India, we participate in defined-contribution plans. Total expense recognized under these plans was $91 and $122 in 2008 and 2007, respectively.

4. DEBT

Debt consists of the following as of December 31, 2008 and 2007:

	2008	2007
Note payable	$2,917	$5,250
Revolver	3,400	—

Total	6,317	5,250
Less current maturities	1,167	2,333

Long-term debt	$5,150	$2,917

Our note payable relates to the acquisition of certain assets and assumption of certain liabilities of Hi-Mark (Note 8), which was amended on November 13, 2008. Hi-Mark is principally owned by Kevin Austin, our Executive Vice President of Product Architecture. This note was amended on November 13, 2008. The Note Amendment reduces our quarterly principal payment by one-half to approximately $0.3 million, adjusts the rate of interest from variable at the prime rate to a fixed interest rate of 8.0%, effective October 11, 2008, and extends the quarterly payments of the Note through June 2011. In addition, the Note Amendment provides that the remaining balance under the Note becomes immediately due and payable upon a change in control (as defined in the Note Amendment) of TRX. During 2008 we made principal and interest payments of $2.3 million and $0.3 million, respectively, compared to $1.8 million and $0.4 million, respectively, during 2007.

The maturities for the note payable are as follows:

2009	$1,167
2010	4,567
2011	583

Long-term debt	$6,317

On May 30, 2008, we entered into a three-year Credit Agreement with ACB. The Credit Agreement matures on May 31, 2011 and contains substantially the same terms and conditions as our previous credit facility with Bank of America, N.A. The Credit Agreement provides for a senior secured revolving credit facility with aggregate principal commitments not to exceed $10.0 million, which includes a $2.0 million letter of credit subfacility. Any outstanding letters of credit on this subfacility reduce the borrowing capacity of the Credit Agreement. A loan under the Credit Agreement may be a Base Rate loan or a LIBOR loan, at the option of TRX. Interest under the Credit Agreement accrues at an interest rate indexed to the prime rate as announced publicly by ACB from time to time (the “Base Rate”) or LIBOR (plus 0.50% for Base Rate loans and 2.50% for LIBOR loans) for the revolving credit facility. For letters of credit, the letter of credit fee is equal to the Applicable Rate (as defined in the Credit Agreement) times the daily amount available to be drawn under the letter of credit. Overdue amounts bear a fee of 2% per annum above the rate applicable to these amounts. We capitalized $215 of issuance cost related to this facility and our letter of credit, which will be amortized to interest expense over the specific terms of the facility and letter of credit.

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

On December 3, 2008, we amended our Credit Agreement with ACB. The amendment increases the interest rate for loans made under the Credit Agreement, generally by 25 basis points and modifies certain covenants, which, among other things, (i) remove the “cleandown” requirement, and (ii) adjust the leverage ratio and fixed charge coverage ratio, as defined. The amendment also adds BCD Holdings N.V. (“BCD Holdings”), the parent of our majority shareholder, as a guarantor to the Credit Agreement and changes the maturity date to April 30, 2010. We will pay BCD Holdings a guarantee fee of 250-350 basis points, depending on borrowing levels under the Credit Agreement.

As of December 31, 2008, we are in compliance with all financial covenants, $5.1 million was available for borrowing, there were $3.4 million of borrowings against the facility and there was a $1.5 million letter of credit against this facility related to the lease of our new Atlanta office. As of December 31, 2008, the effective rate on our outstanding borrowings was 3.19%.

5. INCOME TAXES

Our domestic and foreign income before income taxes for 2008 is $1,586 and $2,890, respectively. Our domestic and foreign loss before income taxes for 2007 was $8,085 and $9, respectively.

For the years ended December 31, 2008 and 2007, income tax provision (benefit) is comprised of the following:

	2008	2007
Current	$69	$(51)
Deferred	705	—

Total	$774	$(51)

Deferred taxes are as follows at December 31, 2008 and 2007:

	2008	2007
Current deferred tax assets:
Accruals	$1,245	$1,326
Allowance for doubtful accounts	66	59
Deferred revenue	122	2,537

Total current deferred tax assets	1,433	3,922
Noncurrent deferred tax assets:
Net operating loss carryforwards—U.S.	12,785	10,908
Net operating loss carryforwards—foreign	2,995	5,900
Stock compensation	452	538
Charitable contribution carryforward	1	24
Indian adjustment	6	—
Indian MAT credit carryforward	47	—
Alternative minimum tax credit (“AMT”) carryforward	168	168

Total noncurrent deferred tax assets	16,454	17,538

Deferred tax liabilities:
Intangible assets	705	402
Property and equipment	158	86

Total deferred tax liabilities	863	488

Net deferred tax assets	17,024	20,972
Valuation allowance	(17,729)	(20,972)

Net deferred tax liabilities	$(705)	$—

Deferred tax expense for 2008 and our deferred tax liability as of December 31, 2008 includes an adjustment of $0.4 million to increase our deferred tax valuation allowance which should have been recorded in 2007. Such adjustment was not material to any prior quarterly or annual periods.

At December 31, 2008 and 2007, U.S. net operating losses of $35,316 and $27,968, respectively, are available to offset future taxable income, and expire beginning in 2021 through 2028. At December 31, 2008 and 2007, AMT carryforwards of $168 are available and can be carried forward indefinitely. At December 31, 2008, Indian Minimum Alternative Tax (“MAT”) credit carryforwards of $48 are available and can be carried forward indefinitely. We do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. As it is our intent to reinvest the earnings of our non-US subsidiaries in those operations, it is not required to provide deferred taxes on any excess.

Benefits for income taxes are not presented in the accompanying statements of operations, as the net deferred tax assets have been fully reserved. The valuation allowance was recorded because management is unable to conclude that it is more likely than not that our net deferred tax assets will be realized. A reconciliation of income taxes at the federal statutory rate to the tax provision recorded by us for 2008 and 2007 is as follows:

	2008	2007
Federal income tax benefit at statutory rate	34.0%	34.0%
State income taxes—net of federal benefit	2.2	5.0
Other	44.1	(1.1)
Change in deferred tax asset valuation allowance	(63.0)	(37.3)

	17.3%	0.6%

Effective January 1, 2007, we adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109. Under FIN 48, the evaluation of an uncertain tax position is a two-step process of recognition and measurement. We recognize the benefit of an uncertain tax position if we determine that the position will be more likely than not to be sustained, based on the technical merits of the position. We measure the amount of the benefit at the largest amount that is more than 50% likely of being recognized upon settlement.

Total unrecognized tax benefits as of December 31, 2008 were $424; however, this entire amount is offset by available net operating loss carryforwards.

A reconciliation of unrecognized tax benefits for 2008 is presented in the table below.

2008
Unrecognized tax benefits, January 1	$393
Increase related to prior year’s unrecognized income tax benefits	31

Unrecognized income tax benefits, December 31	$424

We are currently being audited in the jurisdiction in which these unrecognized tax benefits reside. We cannot conclude that the audit will be completed during the next 12 months.

We account for accrued interest related to unrecognized tax benefits as income tax expense. At December 31, 2008, we had no accrued interest or accrued penalties recorded due to the existence of net operating loss carryforwards to offset any unrecognized tax benefits.

The following summarizes the open tax years by jurisdiction as of December 31, 2008:

Jurisdiction	Open Tax Years
Federal	2005-2008
Georgia	2005-2008
Florida	2005-2008
South Carolina	2005-2008
Texas	2004-2008
Virginia	2005-2008
West Virginia	2005-2008
United Kingdom	2007-2008
Germany	2004-2008
India	2007-2008
France	2005

Our last federal audit was for the 2004 tax year, and it was concluded in 2007. We are not currently under audit domestically as of December 31, 2008. We are under audit in Germany for the 2004-2006 tax years. We are not under audit for any other international jurisdictions as of December 31, 2008.

6. SHAREHOLDERS’ EQUITY

Issuance of Common Stock—In 2007, we issued 500,000 shares of our common stock valued at $3.4 million in connection with our acquisition of certain assets and assumption of certain liabilities of Hi-Mark (Note 8). The proceeds of these common stock issuances were used for general corporate purposes.

Stock Options—We have two stock-based employee compensation plans. The TRX, Inc. Omnibus Incentive Plan (the “Stock Plan”) was amended upon our initial public offering in September 2005 to, among other things, increase the number of shares available for issuance to employees from 1.3 million to 3.3 million and to expand the types of awards permitted to be made. The Stock Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. Option awards are generally granted with an exercise price equal to the fair market value of our stock at the date of grant; those option awards generally vest ratably over four years and have 10-year contractual terms. Certain option awards provide for accelerated vesting if there is a change of control (as defined in the Stock Plan). In addition, in September 2005 we also amended our TRX, Inc. Employee Stock Purchase Plan (“ESPP”) to reflect our public company status, among other things. 500,000 shares are reserved for issuance under our ESPP. As of December 31, 2008, 144,103 shares have been issued under our ESPP. See Note 2 for further information about our stock options.

Preferred Stock—We are authorized to issue up to 10,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 2008 and 2007, no preferred stock was outstanding.

7. RELATED-PARTY TRANSACTIONS

BCD Travel, formerly WorldTravel BTI, is majority-owned by our majority shareholder, BCD. During 2008 and 2007, we recognized transaction and other revenues from BCD Travel, totaling $7,167 and $8,651, respectively. At December 31, 2008 and 2007, respectively, $1,392 and $1,077 was receivable from BCD Travel.

8. ACQUISITIONS

Hi-Mark

In January 2007, we purchased substantially all of the assets and assumed certain liabilities of Hi-Mark, a Delaware limited liability company and Atlanta-based provider of data acquisition and business intelligence technologies. The strategic addition of Hi-Mark’s operations expands our opportunities in global corporate travel data reporting. The total consideration for this acquisition was approximately $20.9 million, which consisted of 500,000 shares of our common stock (valued at $3.4 million, or $6.81 per share based on the closing price of our common stock on the two trading days preceding through the two trading days following our announcement of the acquisition on December 7, 2006 in accordance with EITF Issue 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”), $10.4 million of cash on hand, a promissory note in favor of Hi-Mark in the amount of $7.0 million that amortizes quarterly over three years and bears interest at the Prime rate (Note 4), and approximately $0.1 million of our transaction costs. This note was amended on November 13, 2008 to reduce our quarterly principal payment by one-half to approximately $0.3 million, adjust the rate of interest from variable at the prime rate to a fixed interest rate of 8.0%, effective October 11, 2008, and extend the quarterly payments of the Note through June 2011. In addition, the Note Amendment provides that the remaining balance under the Note becomes immediately due and payable upon a change in control of TRX. In addition, we may make earnout payments to Hi-Mark of up to $12.0 million dependent on the achievement of defined revenue targets. As of December 31, 2008, we have not made or accrued earnout payments to Hi-Mark because such revenue targets have not been met.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as of December 31, 2008. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of December 31, 2008, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this section will be set forth in our Proxy Statement for the 2009 Annual Meeting of Stockholders in the sections entitled “Proposal 1—Election of Directors,” “Executive Officers and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance. Such information is incorporated herein by reference.

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

Information required by this Item 11 relating to executive compensation and other matters is set forth under the captions “Executive Compensation” and “Non-Employee Director Compensation” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

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

TRX, Inc.

By:	/s/ H. SHANE HAMMOND
H. Shane Hammond
President, Chief Executive Officer

Date:	February 23, 2009

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints H. Shane Hammond and David D. Cathcart, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the calendar year ended December 31, 2008, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. SHANE HAMMOND H. Shane Hammond	President, Chief Executive Officer (principal executive officer)	February 23, 2009

/S/ DAVID D. CATHCART David D. Cathcart	Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 23, 2009

/s/ NORWOOD H. (“TRIP”) DAVIS, III Norwood H. (“Trip”) Davis, III	Chairman of the Board and Director	February 23, 2009

/s/ JOHAN G. (“JOOP”) DRECHSEL Johan G. Drechsel	Director	February 23, 2009

/s/ MARK R. BELL Mark R. Bell	Director	February 23, 2009

/s/ JOHN F. DAVIS, III John F. Davis, III	Director	February 23, 2009

/s/ JOHN A. FENTENER VAN VLISSINGEN John A. Fentener van Vlissingen	Director	February 23, 2009

/s/ WILLIAM A. CLEMENT, JR. William A. Clement, Jr.	Director	February 23, 2009

TRX, INC.

FORM 10-K

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of TRX, Inc. (filed as Exhibit 3.3 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of TRX, Inc. (filed as Exhibit 3.4 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference).

4.1	Specimen Common Stock certificate (filed as Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1, filed on July 27, 2005 and incorporated herein by reference).

10.1	Letter Agreement, dated December 31, 2004, by and among BCD Technology, S.A. and Norwood H. Davis, III, Davis Family Holdings, LLC and Davis Family Holdings II, LLC (filed as Exhibit 10.5 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.2	Credit Agreement, dated May 30, 2008, by and between TRX, Inc. and Atlantic Capital Bank (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 14, 2008 and incorporated herein by reference).

10.3	First Amendment to Credit Agreement by and between TRX, Inc. and Atlantic Capital Bank, effective December 3, 2008.†

10.4	Promissory Note made by TRX, Inc. in favor of Hi-Mark, LLC, dated January 11, 2007 (filed as Exhibit 10.4 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.5	First Amendment to the Promissory Note made by TRX, Inc. in favor of Hi-Mark, LLC, dated as of November 7, 2008.†

10.6	Services Agreement, dated December 23, 2002, by and between American Airlines, Inc. and TRX Fulfillment Services, LLC (filed as Exhibit 10.17 to Amendment No.1 to our Registration Statement on Form S-1, filed on June 17, 2005 and incorporated herein by reference).*

10.7	Amendment #1 to Services Agreement between TRX Fulfillment Services, LLC and American Airlines, Inc., dated February 1, 2006 (filed as Exhibit 10.8 to our Annual Report on Form 10-K, filed on March 11, 2008 and incorporated herein by reference).*

10.8	Amendment II to Services Agreement between TRX Fulfillment Services, LLC and American Airlines, Inc., effective July 1, 2008 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 14, 2008 and incorporated herein by reference).*

10.9	Amended and Restated Agreement for the Provision of Services, dated December 1, 2005, by and between TRX, Inc. and American Express Travel Related Services Company, Inc. (filed as Exhibit 10.7 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference).*

10.10	Amendment #1 to TRX, Inc. Amended and Restated Agreement for the Provision of Services between TRX, Inc. and American Express Travel Related Service Company, Inc., dated October 23, 2007 (filed as Exhibit 10.10 to our Annual Report on Form 10-K, filed on March 11, 2008 and incorporated herein by reference).*

10.11	Amendment #2 to Amended and Restated Agreement for the Provision of Services between TRX, Inc. and American Express Travel Related Services Company, Inc., effective January 1, 2008.†*

10.12	Amendment #3 to Amended and Restated Agreement for the Provision of Services between TRX, Inc. and American Express Travel Related Services Company, Inc., effective October 1, 2008.†*

Exhibit No.	Description
10.13	Master Services Agreement, dated February 1, 2002, as amended January 10, 2003, with Addendums, by and between Citibank, N.A. and TRX Data Services, Inc. (filed as Exhibit 10.47 to Amendment No.6 to our Registration Statement on Form S-1, filed on August 18, 2005 and incorporated herein by reference).*

10.14	Amendment to Exhibit VIII to Master Services Agreement dated December 20, 2005, by and between Citibank, N.A. and TRX Data Services, Inc. (filed as Exhibit 10.25 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference).*

10.15	Amendment Number 2 to the Master Services Agreement between Citibank, N.A. and TRX Data Services Inc., dated December 6, 2005 (filed as Exhibit 10.40 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference).*

10.16	Amendment to Work Order for Ongoing TRX Global Data Services and Work Order for TRX Datatrax Ad-Hoc Reporting of the Citi Global Data Repository (GDR) and Master Services Agreement between CitiBank, N.A. and TRX Data Services, Inc., dated July 13, 2007 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 8, 2007 and incorporated herein by reference).*

10.17	Alliance Agreement dated February 9, 2006 by and between TRX, Inc. and E2E SerWiz Solutions Ltd (filed as Exhibit 10.38 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference)*

10.18	Shared Services Agreement dated February 10, 2006 by and between TRX, Inc., TRX Fulfillment Services, LLC and E2E SerWiz Solutions Ltd (filed as Exhibit 10.39 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference).*

10.19	Master Services Agreement between Expedia, Inc. and TRX, Inc., dated January 1, 2007 (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).*

10.20	Amendment # 1 to Master Services Agreement between Expedia, Inc. and TRX, Inc., dated March 30, 2007 (filed as Exhibit 10.46 to our Quarterly Report on Form 10-Q, filed on May 10, 2007 and incorporated herein by reference).*

10.21	Employment Contract, dated December 31, 2004, by and between Norwood H. Davis, III and TRX, Inc. (filed as Exhibit 10.24 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.22	First Amendment to Employment Contract dated August 26, 2005, by and between Norwood H. Davis, III and TRX, Inc. (filed as Exhibit 10.65 to Amendment No. 8 to our Registration Statement on Form S-1, filed on September 9, 2005 and incorporated herein by reference).

10.23	Second Amendment to Employment Contract dated June 30, 2006 between Norwood H. Davis, III and TRX, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 30, 2006 and incorporated herein by reference).

10.24	Third Amendment to Employment Contract dated April 5, 2007 between Norwood H. Davis, III and TRX, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed April 5, 2007 and incorporated herein by reference).

10.25	Fourth Amendment to Employment Contract dated January 10, 2008 between Norwood H. Davis, III and TRX, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed January 11, 2008 and incorporated herein by reference).

10.26	Fifth Amendment to Employment Contract, dated December 10, 2008, between Norwood H. Davis, III and TRX, Inc.†

10.27	Employment Contract, dated April 5, 2004, as amended April 27, 2005, by and between Victor Pynn and TRX, Inc. (filed as Exhibit 10.27 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

Exhibit No.	Description
10.28	Second Amendment to Employment Contract between Victor Pynn and TRX, Inc., dated December 12, 2008.†

10.29	Employment Contract between David Cathcart and TRX, Inc., dated July 1, 2005 (filed as Exhibit 10.27 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.30	First Amendment to Employment Contract between David Cathcart and TRX, Inc., dated November 15, 2006 (filed as Exhibit 10.28 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.31	Second Amendment to Employment Contract between David Cathcart and TRX, Inc., dated December 31, 2008.†

10.32	Employment Contract between H. Shane Hammond and TRX, Inc., dated December 10, 2008.†

10.33	Office Lease, dated June 25, 2008, by and between TRX, Inc. and NNN Park Central, LLC et. al. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 14, 2008 and incorporated herein by reference).

10.34	TRX, Inc. Omnibus Incentive Plan (filed as Exhibit 10.32 to our Annual Report on Form 10-K, filed February 22, 2006 and incorporated herein by reference).

10.35	TRX, Inc. Employee Stock Purchase Plan. (filed as Exhibit 10.59 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference).

10.36	TRX, Inc. Executive Annual Incentive Plan (filed as Exhibit 10.37 to our Annual Report on Form 10-K, filed February 22, 2006 and incorporated herein by reference).

10.37	Asset Purchase Agreement by and among TRX, Inc., Hi-Mark, LLC, Hi-Mark Travel Systems, Inc., Integrated Profitmark Corporation, LLC and the Owner Entity Shareholders, dated December 7, 2006 (filed as Exhibit 10.44 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).*

10.38	Asset Purchase Agreement by and among Travel Analytics, Inc., Scott Gillespie, Kristina O. Gillespie and TRX, Inc., dated August 2, 2006 (filed as Exhibit 10.45 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).*

21.2	Subsidiaries of the Registrant.†

23.1	Consent of Deloitte & Touche LLP.†

24.1	Power of Attorney (included with signature page hereto).

31.1	Certification of H. Shane Hammond, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of David Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Section 906 Principal Executive Officer and Principal Financial Officer Certification.‡

†	Filed herewith.
‡	Furnished herewith.
*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.