Form 10-Q
period 2009-03-31
TRX INC/GA
filed 2009-05-20
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding at May 4, 2009 was 18,429,605 shares.

TRX, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,431	$6,873
Trade accounts receivable, net	7,616	7,916
Prepaids and other	2,619	2,480

Total current assets	15,666	17,269

NONCURRENT ASSETS:
Property and equipment, net	9,324	16,212
Goodwill	—	37,305
Other assets, net	1,451	2,706

Total noncurrent assets	10,775	56,233

Total assets	$26,441	$73,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$12,708	$13,409
Customer deposits and deferred revenue	7,824	9,927
Current portion of long-term debt	1,167	1,167

Total current liabilities	21,699	24,503

NONCURRENT LIABILITIES:
Long-term debt–less current portion	5,358	5,150
Deferred income tax	—	705
Other long-term liabilities	1,865	1,917

Total noncurrent liabilities	7,223	7,772

Total liabilities	28,922	32,275

COMMITMENTS AND CONTINGENCIES (NOTE 1)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 18,594,527 and 18,571,086 shares issued; 18,406,996 and 18,383,555 shares outstanding at March 31, 2009 and December 31, 2008, respectively	185	185
Additional paid-in capital	95,960	95,877
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Cumulative translation adjustment	113	279
Accumulated deficit	(96,445)	(52,830)

Total shareholders’ equity	(2,481)	41,217

Total liabilities and shareholders’ equity	$26,441	$73,492

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
REVENUES:
Transaction and other revenues	$14,899	$21,875
Client reimbursements	102	127

Total revenues	15,001	22,002

EXPENSES:
Operating, excluding depreciation and amortization	9,004	14,220
Selling, general, and administrative, excluding depreciation and amortization	2,274	4,451
Technology development	1,665	3,870
Client reimbursements	102	127
Impairment of goodwill, intangible assets and other long-lived assets	43,692	—
Depreciation and amortization	2,381	2,669

Total expenses	59,118	25,337

OPERATING LOSS	(44,117)	(3,335)

INTEREST (EXPENSE) INCOME:
Interest income	9	49
Interest expense	(191)	(97)

Total interest expense, net	(182)	(48)

LOSS BEFORE INCOME TAXES	(44,299)	(3,383)
INCOME TAX BENEFIT	684	—

NET LOSS	$(43,615)	$(3,383)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	18,406	18,320

BASIC AND DILUTED NET LOSS PER SHARE	$(2.37)	$(0.18)

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,615)	$(3,383)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,381	2,669
Impairment of goodwill, intangible assets and other long-lived assets	43,692	—
Provision for bad debts	27	32
Stock compensation expense	68	100
Changes in assets and liabilities, net of affects of acquisition:
Trade accounts receivable	209	4,496
Prepaids and other assets	(155)	253
Accounts payable and accrued liabilities	(619)	(7,713)
Customer deposits and deferred revenue	(2,065)	2,233

Total adjustments	43,538	2,070

Net cash used in operating activities	(77)	(1,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,192)	(2,165)
Acquisition	(138)	—

Net cash used in investing activities	(1,330)	(2,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(292)	(584)
Borrowings under credit facility	500	—
Proceeds from stock plans	13	25

Net cash provided by (used in) financing activities	221	(559)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(256)	219

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,442)	(3,818)

CASH AND CASH EQUIVALENTS—Beginning of period	6,873	8,879

CASH AND CASH EQUIVALENTS—End of period	$5,431	$5,061

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

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

Basis of Presentation—The accompanying unaudited consolidated financial statements of TRX, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2008. Due to the seasonal fluctuations for the purchase of air travel by leisure and corporate travelers as well as credit card volume related to corporate travel, interim results are not necessarily indicative of results for a full year.

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

Allowance for Doubtful Accounts—We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The balance was $550 and $486 as of March 31, 2009 and December 31, 2008, respectively.

Goodwill— Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually as of September 30 or more frequently if an event occurs or circumstances change that more likely than not reduces the value of a reporting unit below its carrying value. We have one reporting unit as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets“ (“SFAS No. 142”). For purposes of goodwill impairment testing, we compare the fair value of the reporting unit determined on the basis of expected discounted future cash flows with its carrying amount, including goodwill. We also compare the guideline public company and guideline transaction methods to the value derived from the income approach as a test of the reasonableness of our discounted cash flow analysis. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill. As a result of declining market conditions from January 1, 2009 to March 31, 2009, and their related effect on current and anticipated volumes and pricing with clients, we determined that it was necessary to test goodwill for impairment as of March 31, 2009. We used the same approach that was used `during the 2008 impairment analysis, which required estimates of future operating results and cash flows of the reporting unit discounted using estimated discount rates ranging from 16% to 18%. The estimates of future operating results and cash flows were principally derived from an updated long-term financial outlook in light of the first quarter of 2009 market conditions and the challenging economic outlook. As a result of our impairment test, we determined that goodwill was fully impaired and recorded a noncash impairment charge to goodwill of $37.4 million during the three months ended March 31, 2009, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited consolidated statements of operations.

The following table discloses the changes in the carrying amount of goodwill during the three months ended March 31, 2009:

Balance, January 1	$37,305
Earnout on Travel Analytics acquisition	100
Impairment charge	(37,405)

Balance, March 31	$—

Other Intangible Assets— The outcome of our goodwill impairment analysis for the three months ended March 31, 2009 indicated that the carrying amount of certain acquisition-related intangible assets or asset groups may not be recoverable. We assessed the recoverability of the acquisition-related intangible assets by determining whether the unamortized balances could be recovered through undiscounted future net cash flows. We determined that certain of the acquisition-related intangible assets were impaired primarily due to the revised lower revenue forecasts associated with the products incorporating the trademarks and patents, customer relationships and non-compete agreements. We measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, we recorded a noncash impairment charge of approximately $1.1 million during the three months ended March 31, 2009, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited consolidated statements of operations.

A summary of our intangible assets as of March 31, 2009 and December 31, 2008 is as follows:

		March 31, 2009		December 31, 2008
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	6 –8 years	$—	$—	$615	$(386)
Trademarks and patents	5 years	1,348	(482)	2,062	(430)
Non-compete agreements	4 –5 years	—	—	382	(175)

		$1,348	$(482)	$3,059	(991)

We expect to record approximately $175 of amortization expense related to these intangible assets in each of the next five years. We recorded related amortization expense of $90 and $88 during the three months ended March 31, 2009 and 2008, respectively.

Impairment of Long-Lived Assets—We regularly evaluate whether events and circumstances have occurred that indicate whether the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. During the three months ended March 31, 2009, we experienced a continued decline in our business that led us to revise our short-term and long-term financial forecasts that indicated that an impairment of long-lived assets may have occurred. Accordingly, we performed an analysis comparing the undiscounted cash flows estimated to be generated by the long-lived assets to the carrying amounts of those assets. The estimates of future operating results and cash flows are derived from our updated long-term financial forecast. The results of the comparison of our undiscounted cash flows to the carrying value of the long-lived assets indicated a requirement to move to a fair value approach. The values of the intangible long lived assets were determined using both the cost approach and an income approach. The relief from royalty method was the specific income approach utilized. We also used an appraisal of certain long-lived fixed assets to support our conclusions related to those assets. As a result, we recorded a long-lived asset impairment noncash charge during the three months ended March 31, 2009 of $5.2 million, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited consolidated statement of operations.

Fair Value Measurements—We adopted SFAS No. 157, “Fair Value Measurements,” for our financial assets and financial liabilities on January 1, 2008 and for our non-financial assets and non-financial liabilities on January 1, 2009. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.

We currently do not have financial or non-financial assets and financial or non-financial liabilities that are required to be measured at fair value on a recurring basis. SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. The following table shows the fair value of our non-financial assets that were required to be measured at fair value on a non-recurring basis during the three months ended March 31, 2009. These non-financial assets, which included our goodwill, intangible assets and our other long-lived assets, were required to be measured at fair value in connection with the interim impairment tests we performed on our goodwill, intangible assets and other long-lived assets in the first quarter of 2009.

	Balance at March 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Goodwill	$—	$—	$—	$—	$(37,405)
Property and Equipment, net:
Leasehold improvements	514	—	—	514	(765)
Computers, purchased software and equipment	5,623	—	—	5,623	(1,770)
Internally-developed software	2,814	—	—	2,814	(2,639)
Furniture and fixtures	373	—	—	373	—
Other Assets, net:
Trademarks and patents	866	—	—	866	(714)
Customer relationships	—	—	—	—	(211)
Non-compete agreements	—	—	—	—	(188)

	$10,190	$—	$—	$10,190	$(43,692)

Revenue Recognition and Cost Deferral— We recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (when certain other consulting or other services are combined with our transaction processing revenues) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition,“ when all of the following have occurred: (1) persuasive evidence of an arrangement exists; (2) services have been performed; (3) the fee for services is fixed or determinable; and (4) collectability is reasonably assured. Generally, these criteria are considered to have been met as follows:

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

On July 13, 2007, TRX and Citibank executed an amendment to the Master Services Agreement dated February 1, 2002, as amended. The Amendment extends the scheduled expiration date of the Citibank Master Services Agreement from January 13, 2009 to December 31, 2010. The primary purpose of the Amendment was for TRX to sell a $4.5 million limited perpetual license of certain source code to Citibank in order for Citibank to perform certain services in-house that had previously been hosted by TRX. TRX continues to perform limited maintenance and project services for Citibank.

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

We apply EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,“ which requires that client reimbursements received for direct costs paid to third parties and related expenses be characterized as revenue. Client reimbursements represent direct costs paid to third parties primarily for voice and data and items such as paper tickets.

Concentration of Credit Risk—A significant portion of our revenues is derived from a limited number of clients. Our top five clients accounted for approximately 69% and 73% of our total revenues in the three months ended March 31, 2009 and 2008, respectively. Contracts with the major clients may be terminated by the client if we fail to meet certain performance criteria. Expedia, Inc. and its affiliates accounted for 42% and 44% of revenues in the three months ended March 31, 2009 and 2008, respectively. American Express Travel Related Services Company, Inc. (“American Express”) accounted for 15% and 12% of our total revenues in the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009 and December 31, 2008, 12% and 22%, respectively, of our accounts receivable related to American Express.

Earnings per Share—Basic earnings per share is computed by dividing reported income or loss available to common shareholders by weighted average shares outstanding during the period. Income or loss available to common shareholders is the same as reported net income or loss for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders, adjusted for the earnings effect of potentially dilutive securities, by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share.

All common stock equivalents with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Net loss	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic net loss per share	$(43,615)	18,406	$(2.37)	$(3,383)	18,320	$(0.18)
Effect of dilutive securities:
Options to acquire common stock	—	—	—	—	—	—

Diluted net loss per share	$(43,615)	18,406	$(2.37)	$(3,383)	18,320	$(0.18)

Because of their anti-dilutive effect on the loss per share recorded in each of the periods presented, the diluted share base excludes incremental shares related to 2,160 and 1,929 employee stock options for the three months ended March 31, 2009 and 2008, respectively.

Stock-Based Employee Compensation— We account for stock-based employee compensation under SFAS No. 123 (revised 2004) entitled, “Share-Based Payment“ (“SFAS 123(R)”).

The weighted average grant-date fair value of the options granted during the three months ended March 31, 2009, calculated using the Black-Scholes model, ranged from $0.23 to $0.27. The weighted average grant-date fair value of the options granted during the three months ended March 31, 2008, calculated using the Black-Scholes model, ranged from $0.22 to $0.46.

The following assumptions were used for grants in the three months ended March 31, 2009: dividend yield of zero, volatility of 117.6% to 129.83%, risk-free interest rate of 0.97% to 1.69%, and an expected life of 2.00 to 4.25 years. The following assumptions were used for grants in the three months ended March 31, 2008: dividend yield of zero, volatility of 26.42% to 32.93%, risk-free interest rate of 2.17% to 2.96%, and an expected life of 2.00 to 4.25 years. Through December 2008 expected volatility was based on the volatility of a group of stocks we view as peer companies, due to the limited history of our stock trading on an exchange. Beginning January 1, 2009 volatility is based on the volatility of our stock. We use historical data to estimate the expected life and employee termination assumptions in our accounting under SFAS 123(R). The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected life of the grant.

The following table summarizes stock options outstanding as of March 31, 2009, as well as activity during the three months then ended:

	Options	Weighted Average Exercise Price
Outstanding at January 1	2,440,500	$4.98
Granted	115,000	0.35
Cancelled	(395,000)	5.81
Exercised	—	—

Outstanding at March 31	2,160,500	$4.58

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At March 31, 2009, the aggregate intrinsic value of options outstanding was $0 with a weighted average remaining contractual term of 7.9 years; the aggregate intrinsic value of the 1,055,417 options exercisable was $0 with a weighted average exercise price of $7.09 and a weighted average remaining contractual term of 7.0 years; and the aggregate intrinsic value of the 1,931,487 options vested or expected to vest was $0 with a weighted average exercise price of $4.58 and a weighted average remaining contractual term of 7.0 years.

The following table summarizes unvested stock options outstanding as of March 31, 2009, as well as activity during the three months then ended:

	Options	Weighted Average Grant-Date Fair Price
Outstanding at January 1	1,252,167	$2.60
Granted	115,000	0.35
Forfeited	(217,500)	2.72
Vested	(44,583)	5.59

Outstanding at March 31	1,105,084	$2.22

Compensation cost from nonvested stock granted to employees is recognized as expense using the straight-line method over the vesting period. As of March 31, 2009, total unrecognized compensation cost related to nonvested stock options was approximately $248. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years. For the three months ended March 31, 2009 and 2008, our total stock-based compensation expense was approximately $70 and $104, respectively.

Comprehensive Loss—Our comprehensive loss includes net loss and cumulative translation adjustments. The components of comprehensive loss are as follows:

	Three Months Ended March 31,
	2009	2008
Net loss	$(43,615)	$(3,383)
Cumulative translation adjustment	(166)	168

Total	$(43,781)	$(3,215)

Statement of Cash Flows—Cash paid for interest was $148 and $119 for the three months ended March 31, 2009 and 2008, respectively. Cash paid for income taxes was $0 and $5 for the three months ended March 31, 2009 and 2008, respectively. We had accrued capital expenditures of $3 and $591 at March 31, 2009 and 2008, respectively.

Segment Reporting—Operating segments are defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS No. 131”). Our chief operating decision maker currently operates one operating segment and the expense structure of the business is managed functionally. Our measure of segment profit is consolidated operating income.

Our revenue, aggregated by service offering, is as follows:

	Three Months Ended March 31,
	2009	2008
Transaction processing	$12,046	$17,647
Data reporting	2,853	4,228

Transaction and other revenues	14,899	21,875
Client reimbursements	102	127

Total	$15,001	$22,002

The following is a geographic breakdown of revenues for the three months ended March 31, 2009 and 2008, and a geographic breakdown of property and equipment, net at March 31, 2009 and December 31, 2008:

	Three Months Ended March 31,
	2009	2008
Revenues:
United States	$11,518	$17,272
Germany	2,206	2,671
Other International	1,277	2,059

	$15,001	$22,002

	At March 31, 2009	At December 31, 2008
Property and Equipment, net:
United States	$8,656	$15,467
Germany	365	445
Other International	303	300

	$9,324	$16,212

Litigation—We are involved in a few claims incidental to our business. In the opinion of management, the ultimate resolution of such claims will not have a material effect on our financial position, liquidity, or results of operations.

Recent Accounting Pronouncements— In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect that the implementation of this standard will have a material effect on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. We do not expect that the implementation of this standard will have a material effect on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect that the implementation of this standard will have a material effect on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Any effect of applying the provisions of these Statements shall be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” This statement was approved by the SEC in September 2008 and was effective in November 2008. The adoption of this standard did not have a material effect on our consolidated financial position and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which provides for additional considerations to be used in determining useful lives and requires additional disclosure regarding renewals. Our adoption of FSP FAS 142-3 on January 1, 2009 did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,“ which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Our adoption of SFAS No. 141(R) did not have a material effect on our consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157, for nonfinancial assets and liabilities did not have a material effect on our consolidated financial statements.

2. DEBT

Debt consists of the following as of March 31, 2009 and December 31, 2008:

	Maturity Date	March 31, 2009	December 31, 2008
Note payable	June 2011	$2,625	$2,917
Revolver	April 2010	3,900	3,400

Total		6,525	6,317
Less current maturities		1,167	1,167

Long-term debt		$5,358	$5,150

Our note payable relates to the acquisition of certain assets and the assumption of certain liabilities of Hi-Mark, LLC. Hi-Mark is principally owned by Kevin Austin, our Executive Vice President of Product Architecture. Our quarterly principal payments are approximately $0.3 million plus interest at a fixed annual rate of 8.0%. In addition, the Note Amendment provides that the remaining balance under the Note becomes immediately due and payable upon a change in control (as defined in the Note Amendment) of TRX.

Our credit agreement with Atlantic Capital Bank (“ACB”) provides for a senior secured revolving credit facility with aggregate principal commitments not to exceed $10.0 million, which includes a $2.0 million letter of credit subfacility. Any outstanding letters of credit on this subfacility reduce the borrowing capacity of the credit agreement. A loan under the credit agreement may be a Base Rate loan or a LIBOR loan, at the option of TRX. Interest under the credit agreement accrues at an interest rate indexed to the prime rate as announced publicly by ACB from time to time (the “Base Rate”) or LIBOR (plus 1.5% for Base Rate loans and 2.75% for LIBOR loans) for the revolving credit facility. For letters of credit, the letter of credit fee is equal to the Applicable Rate (as defined in the credit agreement) times the daily amount available to be drawn under the letter of credit. Overdue amounts bear a fee of 2% per annum above the rate applicable to these amounts. We capitalized $215 of issuance cost related to this facility and our letter of credit, which will be amortized to interest expense over the specific terms of the facility and letter of credit.

The Credit Agreement requires us to meet certain financial tests including a consolidated leverage ratio, and a fixed charge coverage ratio. The Credit Agreement also contains additional covenants which, among other things, require us to deliver to ACB specified financial information, including annual and quarterly financial information, and limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations, (i) merge with other companies, (ii) create liens on our property, (iii) incur debt obligations, (iv) enter into transactions with affiliates, except on an arms-length basis, or (v) dispose of property.

BCD Holdings N.V. (“BCD Holdings”), the parent of our majority shareholder, is the guarantor to our credit agreement. We pay BCD Holdings a guarantee fee of 250-350 basis points, depending on borrowing levels under the Credit Agreement.

As of March 31, 2009, we are in compliance with all financial covenants in the Credit Agreement, $4.6 million was available for borrowing, there were $3.9 million of borrowings against the facility and there was a $1.5 million letter of credit against this facility related to the lease of our Atlanta office. As of March 31, 2009, the interest rate on our outstanding borrowings was 3.25%.

3. RELATED-PARTY TRANSACTIONS

BCD Travel, formerly WorldTravel BTI, is majority-owned by the parent of our majority shareholder, BCD Holdings. In June 2008, we and BCD Travel provided mutual notice of the parties’ intent not to renew the Amended and Restated Master Agreement by and between TRX Technology and BCD Travel (the “Master Agreement”). Effective January 1, 2009, the Master Agreement was extended for the period January 1, 2009 through August 31, 2009 for the CORREX Services only. The provisions of the Master Agreement expired on December 31, 2008 with regard to all other services covered by that agreement. A separate three year agreement with an effective date of January 1, 2009 was entered into between the parties for the RESX Services, which had previously been covered under the Master Agreement. During the three months ended March 31, 2009 and 2008, we recognized transaction and other revenues from BCD Travel, totaling $1,020 and $2,009, respectively. At March 31, 2009 and December 31, 2008, respectively, $603 and $1,392 was receivable from BCD Travel.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three months ended March 31, 2009 and 2008. Also discussed is our financial position as of March 31, 2009. You should read this discussion in conjunction with our unaudited consolidated financial statements and the notes to those unaudited consolidated financial statements included elsewhere in this report and in our Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia and its affiliates, accounted for 42% and 44% of our global revenues in the three months ended March 31, 2009 and 2008, respectively. Expedia has been a client since its launch in 1996. In December 2006, we replaced our existing contracts with Expedia with a Master Services Agreement (the “Expedia Agreement”). The Expedia Agreement continues through 2010.

Expedia began decreasing the volume of transactions that we service for them, beginning in the first quarter of 2009, as permitted under the Expedia Agreement. In addition, a number of global airlines have announced significant capacity reductions, which generally began in September 2008 and will continue through 2009, due to global macroeconomic conditions and the related impact on air travel demand. In general, reduced airline capacity results in lower transaction volumes for us. We have experienced a significant decline in our transaction volume thus far in 2009 as a result of Expedia reducing the level of services requested from us and reduced volumes from our clients in general, and we expect that trend to continue throughout 2009. Our revenues, operating results and cash flows have been materially lower thus far in 2009, and we expect that trend to continue throughout 2009 and beyond.

Our scale and process-reengineering expertise has allowed us to reduce our costs in several areas when measured on a per transaction basis, and we continue to take steps to reduce our cost structure in the normal course of business. Additionally, in September 2008 we announced a cost reduction program specifically designed to align our costs with expectations of reduced 2009 revenues. Reductions made in 2008 and thus far in 2009 included personnel, leasehold and other operations-related costs. We have established pricing models that provide volume-based discounts to share scale efficiencies with our clients to ensure long-term, mutually-beneficial relationships. As a result, our average revenue per transaction has generally declined over the last few years. We expect it to continue to decline in the future because of scale efficiencies, as well as trends in the travel processing supply chain that are putting negative pressure on our revenue per transaction.

On July 13, 2007, TRX and Citibank executed an amendment to the Master Services Agreement dated February 1, 2002, as amended. The Amendment extends the scheduled expiration date of the Citibank Master Services Agreement from January 13, 2009 to December 31, 2010. The primary purpose of the Amendment was for TRX to sell a $4.5 million limited perpetual license of certain source code to Citibank in order for Citibank to perform certain services in-house that had previously been hosted by TRX. TRX continues to perform maintenance and project services for Citibank. As a result of the Amendment, recurring revenues from Citibank generated in 2008 were significantly less than revenues generated in 2007 and continue to decline in 2009.

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

In June 2008, we and BCD Travel provided mutual notice of the parties’ intent not to renew the Amended and Restated Master Agreement by and between TRX Technology and BCD Travel (the “Master Agreement”). Effective January 1, 2009, the Master Agreement was extended for the period January 1, 2009 through August 31, 2009 for the CORREX Services only. The provisions of the Master Agreement expired on December 31, 2008 with regard to all other services covered by that agreement. A separate three year agreement with an effective date of January 1, 2009 was entered into between the parties for the RESX Services, which had previously been covered under the Master Agreement.

In March 2009, as part of a program to reduce our cost structure, we decided not to pay bonuses for 2008 performance globally or provide funding for the 401K program in the U.S. These expenses were accrued during 2008. The reversal of the amounts accrued for the bonuses and 401K program funding resulted in a reduction of employee related expenses of $1.8 million during the three months ended March 31, 2009.

Industry factors impacting our operating results include the channel shifts toward online bookings and direct distribution, cost compression in the travel processing supply chain, use of corporate credit cards, reduction in airline seat capacity, changing and increasing access methods to reach supplier inventory, reduction in supplier commission rates, GDS incentive levels, and overall economic conditions. Our estimates of future results are primarily affected by assumptions of transaction volumes, pricing levels, our ability to efficiently scale with our clients, and client retention and acquisition. These anticipated results may be impacted by seasonality of the travel industry and credit card volumes related to travel.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates. We believe that, of our significant accounting policies described in Note 1 of the notes to our consolidated financial statements included elsewhere in this Form 10-Q and described in our Form 10-K for the year ended December 31, 2008, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to assist investors in fully understanding and evaluating our consolidated financial condition and results of operations.

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

With respect to the Citibank amendment discussed above in the “Overview” section, the sale of the license, the compensation for the assets referred to above, and the hosting services are all elements of the Amendment. Revenue recognition for these elements is governed by SOP 97-2. In accordance with SOP 97-2, as there was no vendor specific objective evidence of the fair value of the perpetual license, revenue associated with the hosting services was deferred until the sale of the perpetual license occurred. The amount of revenue deferred for the hosting services was $10.0 million as of March 31, 2008. All costs associated with the hosting services were expensed as incurred from July 2007 through April 2008.

Internal-Use Software Development Costs. We account for internal-use software development costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, ”Accounting for the Cost of Software Developed or Obtained for Internal Use,” or SOP 98-1. SOP 98-1 specifies that software costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use is charged to technology development expense as incurred until the project enters the application development phase. Costs incurred in the application development phase are capitalized and depreciated over an estimated useful life of three years, beginning when the software is ready for use.

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

Goodwill and other intangible assets. Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually as of September 30 or more frequently if an event occurs or circumstances change that more likely than not reduce the value of a reporting unit below its carrying value. We have one reporting unit as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets“ (“SFAS No. 142”). For purposes of goodwill impairment testing, we compare the fair value of the reporting unit determined on the basis of expected discounted future cash flows with its carrying amount, including goodwill. We also compare the guideline public company and guideline transaction methods to the value derived from the income approach as a test of the reasonableness of our discounted cash flow analysis. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill. As a result of declining market conditions from January 1, 2009 to March 31, 2009, and their related effect on current and anticipated volumes and pricing with clients, we determined that it was necessary to test goodwill for impairment as of March 31, 2009. We used the same approach that was used during the 2008 impairment analysis, which required estimates of future operating results and cash flows of the reporting unit discounted using estimated discount rates ranging from 16% to 18%. The estimates of future operating results and cash flows were principally derived from an updated long-term financial outlook in light of the first quarter of 2009 market conditions and the challenging economic outlook. As a result of our impairment test, we determined that goodwill was fully impaired and recorded a noncash impairment charge to goodwill of $37.4 million during the three months ended March 31, 2009, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited consolidated statements of operations.

The outcome of our goodwill impairment analysis as of March 31, 2009 indicated that the carrying amount of certain acquisition-related intangible assets or asset groups may not be recoverable. We assessed the recoverability of the acquisition-related intangible assets by determining whether the unamortized balances could be recovered through undiscounted future net cash flows. We determined that certain of the acquisition-related intangible assets were impaired primarily due to the revised lower revenue forecasts associated with the products incorporating the trademarks and patents, customer relationships and non-compete agreements. We measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, we recorded a noncash impairment charge of approximately $1.1 million during the three months ended March 31, 2009, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited consolidated statements of operations.

Impairment of long-lived assets. We record our long-lived assets, such as property and equipment and software development costs, at cost. We review the carrying value of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with the provisions of SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate these assets by examining estimated future cash flows to determine if their current recorded value is impaired. We evaluate these cash flows by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will record an impairment of the carrying value of the identified asset as an operating expense in the period in which the determination is made. During the three months ended March 31, 2009, we experienced a continued decline in our business that led us to revise our short-term and long-term financial forecasts which indicated that an impairment of long-lived assets may have occurred. Accordingly, we performed an analysis comparing the undiscounted cash flows estimated to be generated by the long-lived assets to the carrying amounts of those assets. The estimates of future operating results and cash flows are derived from our updated long-term financial forecast. The results of the comparison of our undiscounted cash flows to the carrying value of the long-lived assets indicated a requirement to move to a fair value approach. The values of the intangible long lived assets were determined using both the cost approach and an income approach. The relief from royalty method was the specific income approach utilized. We also used an appraisal of certain long-lived fixed assets to support our conclusions related to those assets. As a result, we recorded a long-lived asset impairment noncash charge during the three months ended March 31, 2009 of $5.2 million, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited consolidated statements of operations.

Transaction processing provisions. We have recorded estimates to account for processing errors made in the ticketing or fareloading process that result in tickets being issued at incorrect prices or from agency commissions being miscalculated. Our reserve for processing errors is based on several factors including historical trends, average debit memo lag time and timely identification of errors. Transaction processing provisions were $0.2 million during both the three months ended March 31, 2009 and 2008 and are included as operating expenses in our consolidated statements of operations.

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

Comparison of Three Months March 31, 2009 and March 31, 2008

The following tables set forth comparative revenue and expense items by type, in dollars and as a percentage of transaction and other revenue, for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009		2008		Change
	(dollars in thousands)
Revenue:
Transaction processing	$12,046	81%	$17,647	81%	$(5,601)	(32)%
Data reporting	2,853	19	4,228	19	(1,375)	(33)

Transaction and other revenues	14,899	100%	21,875	100%	(6,976)	(32)%
Client reimbursements	102		127

Total revenues	15,001		22,002
Expenses:
Operating	9,004		14,220		(5,216)	(37)
Selling, general, and administrative	2,274		4,451		(2,177)	(49)
Technology development	1,665		3,870		(2,205)	(57)
Client reimbursements	102		127		(25)	(20)
Impairment of goodwill, intangible assets and other long-lived assets	43,692		—		43,692	—
Depreciation and amortization	2,381		2,669		(288)	(11)
Interest:
Interest income	(9)		(49)		(40)	(82)
Interest expense	191		97		94	97
Benefit for income taxes	(684)		—		684	—

Net loss	$(43,615)		$(3,383)		(40,232)

Transaction processing revenues. The decrease for the three months ended March 31, 2009 compared to the same period in the prior year was primarily due to a reduction in corporate and leisure travel volumes related to the economic downturn in the global travel industry and as a result of the decreased level of services provided to Expedia as previously discussed. We expect revenues per transaction to continue to decline in the future because of scaled pricing we offer to clients for increased volume, as well as trends in the travel processing supply chain that are putting negative pressure on our revenue per transaction.

Data reporting revenues. The decrease in data reporting revenues for the three months ended March 31, 2009 compared to the same period in the prior year was primarily due to a reduction in the level of services performed for Citibank. In addition, we experienced volume reductions and customer churn as a result of the economic downturn in the global travel industry.

Operating expenses. The decrease in operating expenses for the three months ended March 31, 2009 compared to the same period in the prior year was primarily due to the reduction in our revenues and a program to reduce our cost structure primarily through personnel reductions in preparation for significantly lower revenues in 2009. Additionally, we recorded one-time reductions in personnel-related accrued expenses of $0.7 million in the three months ended March 31, 2009, which were partially offset by severance expenses during the same period.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses for the three months ended March 31, 2009 compared to the same period in the prior year was primarily due to a program to reduce our cost structure primarily through reductions in personnel, contract labor and travel in preparation for expected revenues in 2009. Additionally, we recorded one-time reductions in personnel-related accrued expenses of $0.8 million in the three months ended March 31, 2009, which were partially offset by severance expenses during the same period.

Technology development expenses. The decrease in technology development expense for the three months ended March 31, 2009 compared to the same period in the prior year was primarily due to a program to reduce our cost structure primarily through reductions in personnel and contract labor in preparation for significantly lower revenues in 2009. Additionally, we recorded one-time reductions in personnel-related accrued expenses of $0.3 million in the three months ended March 31, 2009, which were partially offset by severance expenses during the same period.

Impairment of goodwill, intangible assets and other long-lived assets. We recorded an impairment charge of $43.7 million during the three months ended March 31, 2009 as discussed above.

Depreciation and amortization. The decrease for the three months ended March 31, 2009 compared to the same period in the prior year was primarily due to a decrease in our capital additions.

Interest income. The decrease for the three months ended March 31, 2009 compared to the same period in the prior year was primarily due to reduced average cash balances available for investment.

Interest expense. The increase for the three months ended March 31, 2009 compared to the same period in the prior year was primarily due to additional interest expense related to our credit facility borrowings, which were partially offset by lower interest rates.

Income tax benefit. Income tax benefit of $0.7 million was recorded in the three months ended March 31, 2009 due to the reversal of deferred tax liabilities recorded in 2008 related to our goodwill, which was written-off during the first quarter of 2009.

Liquidity and Capital Resources

We fund our ongoing operations primarily with cash from operating activities. The underlying drivers of cash from operating activities include cash receipts from the sale of our products and services and cash payments to our employees and service providers. Most of our larger clients remit payment for our services 30 to 90 days in advance of our service delivery. Advance payments from clients are recorded as customer deposits and deferred revenue until the service is performed.

The global financial markets have been and continue to be in turmoil, with volatility in the equity and credit markets and with many financial and other institutions experiencing significant financial distress. At March 31, 2009, our principal sources of liquidity were cash and cash equivalents of $5.4 million and $4.6 million of availability under our revolving credit facility with Atlantic Capital Bank (“ACB”). We had $3.9 million of borrowings outstanding under our credit facility at March 31, 2009. Neither our access to nor the value of our cash equivalents have been negatively affected by the recent liquidity problems of financial institutions. Although we have been prudent in our strategy for our anticipated near-term liquidity needs, it is not possible to accurately predict how the financial market turmoil and the deteriorating economic conditions may affect our financial position, results of operations or cash flows. Additional failures of financial and other institutions could impact our customers’ ability to pay us, reduce amounts available under our credit facility, cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and restrict our access to the equity and debt markets. A continuation of the recent turmoil in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing if we need additional liquidity. We would experience liquidity problems if we are unable to obtain sufficient additional financing as our debt becomes due, or we otherwise need additional liquidity. Adverse economic conditions, increased competition, or other unfavorable events also could affect our liquidity.

If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under our credit facility, we would consider issuing equity, convertible debt or other securities, further reducing our expenses and capital expenditures, selling assets, or requesting waivers or amendments with respect to the credit facility. Management believes that each of the above options would be available to us should they become necessary.

Net cash used in operating activities was $0.1 million in the three months ended March 31, 2009 compared to $1.3 million in the three months ended March 31, 2008. Our working capital reduction for the three months ended March 31, 2009 is primarily the result of decreasing revenues.

Net cash used in investing activities was $1.3 million in the three months ended March 31, 2009, compared to $2.2 million in the three months ended March 31, 2008. The driver of our 2009 investing activities is our capital expenditures, which include costs associated with internally developed software, as well as infrastructure required to support and maintain our existing systems and opportunities to reduce costs. As of March 31, 2009, we had no material commitments related to capital expenditures.

Net cash provided by financing activities was $0.2 million in the three months ended March 31, 2009, compared to net cash used in financing activities of $0.6 million in the three months ended March 31, 2008. The primary drivers for the first quarter of 2009 were borrowings under our credit facility, partially offset by debt repayments.

As of March 31, 2009, we are in compliance with all financial covenants of our revolving credit facility with ACB, $4.6 million was available for borrowing, there were $3.9 million of borrowings against the facility and there was a $1.5 million letter of credit against this facility related to the lease of our new Atlanta office. As of March 31, 2009, the effective rate on our outstanding borrowings was 3.25%.

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect that the implementation of this standard will have a material effect on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. We do not expect that the implementation of this standard will have a material effect on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect that the implementation of this standard will have a material effect on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Any effect of applying the provisions of these Statements shall be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” This statement was approved by the SEC in September 2008 and was effective in November 2008. The adoption of this standard did not have a material effect on our consolidated financial position and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which provides for additional considerations to be used in determining useful lives and requires additional disclosure regarding renewals. Our adoption of FSP FAS 142-3 on January 1, 2009 did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,“ which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Our adoption of SFAS No. 141(R) did not have a material effect on our consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157, for nonfinancial assets and liabilities did not have a material effect on our consolidated financial statements.

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

Item 4T.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2009. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of March 31, 2009, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.	Other Information

In June 2008, we and BCD Travel provided mutual notice of the parties’ intent not to renew the Amended and Restated Master Agreement by and between TRX Technology and BCD Travel (the “Master Agreement”). On May 20, 2009, the Master Agreement was extended for the period January 1, 2009 through August 31, 2009 for the CORREX Services only. The provisions of the Master Agreement expired on December 31, 2008 with regard to all other services covered by that agreement. A separate three year agreement with an effective date of January 1, 2009 was entered into between the parties for the RESX Services, which had previously been covered under the Master Agreement.

Item 6.	Exhibits

Exhibit No.	Description
10.1	CORREX Services Agreement between Hogg Robinson Plc and TRX Europe Ltd., dated April 1, 2006. †*

10.2	Amendment to CORREX Services Agreement between Hogg Robinson Plc and TRX Europe Ltd., effective January 1, 2009. †*

10.3	Amendment #4 to Amended and Restated Agreement for Provision of Services between TRX, Inc. and American Express Travel Related Services Company, Inc., effective September 1, 2008. †*

10.4	Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective March 3, 2009. †*

10.5	Employment Contract between Kevin Austin and TRX, Inc, dated December 7, 2006. †

10.6	First Amendment to Employment Contract between Kevin Austin and TRX, Inc., dated December 31, 2008. †

10.7	Separation Agreement between Victor Pynn and TRX, Inc., dated February 13, 2009. †

31.1	Certification of H. Shane Hammond, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of David D. Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.
*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRX, INC.

Dated: May 20, 2009	By:	/s/ David D. Cathcart
David D. Cathcart
Chief Financial Officer (principal financial and accounting officer)