Form 10-Q
period 2009-06-30
TRX INC/GA
filed 2009-08-14
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding at July 31, 2009 was 18,429,605 shares.

TRX, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,445	$6,873
Trade accounts receivable, net	7,120	7,916
Prepaids and other	2,102	2,480

Total current assets	16,667	17,269

NONCURRENT ASSETS:
Property and equipment, net	8,638	16,212
Goodwill	—	37,305
Other assets, net	1,437	2,706

Total noncurrent assets	10,075	56,223

Total assets	$26,742	$73,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$15,567	$13,409
Customer deposits and deferred revenue	3,274	9,927
Current portion of long-term debt	7,066	1,167

Total current liabilities	25,907	24,503

NONCURRENT LIABILITIES:
Long-term debt–less current portion	1,167	5,150
Deferred income tax	—	705
Other long-term liabilities	2,033	1,917

Total noncurrent liabilities	3,200	7,772

Total liabilities	29,107	32,275

COMMITMENTS AND CONTINGENCIES (NOTE 1)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 18,617,136 and 18,571,086 shares issued; 18,429,605 and 18,383,555 shares outstanding at June 30, 2009 and December 31, 2008, respectively	186	185
Additional paid-in capital	96,042	95,877
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Cumulative translation adjustment	124	279
Accumulated deficit	(96,423)	(52,830)

Total shareholders’ equity	(2,365)	41,217

Total liabilities and shareholders’ equity	$26,742	$73,492

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:
Transaction and other revenues	$14,940	$37,544	$29,839	$59,419
Client reimbursements	145	147	247	274

Total revenues	15,085	37,691	30,086	59,693

EXPENSES:
Operating, excluding depreciation and amortization	9,195	13,180	18,199	27,400
Selling, general, and administrative, excluding depreciation and amortization	3,265	4,784	5,539	9,235
Technology development	801	3,724	2,466	7,594
Client reimbursements	145	147	247	274
Impairment of goodwill, intangible assets and other long-lived assets	—	—	43,692	—
Depreciation and amortization	1,406	2,636	3,787	5,305

Total expenses	14,812	24,471	73,930	49,808

OPERATING INCOME (LOSS)	273	13,220	(43,844)	9,885
INTEREST (EXPENSE) INCOME:
Interest income	1	18	10	67
Interest expense	(201)	(128)	(392)	(225)

Total interest expense, net	(200)	(110)	(382)	(158)

INCOME (LOSS) BEFORE INCOME TAXES	73	13,110	(44,226)	9,727
INCOME TAX EXPENSE (BENEFIT)	51	—	(633)	—

NET INCOME (LOSS)	$22	$13,110	$(43,593)	$9,727

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,427	18,340	18,417	18,330

Diluted	18,427	18,340	18,417	18,347

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.00	$0.71	$(2.37)	$0.53

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(43,593)	$9,727

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,787	5,305
Impairment of goodwill, intangible assets and other long-lived assets	43,692	—
Provision for bad debts	(7)	269
Stock compensation expense	141	223
Changes in assets and liabilities, net of affects of acquisition:
Trade accounts receivable	929	1,737
Prepaids and other assets	443	494
Deferred taxes	(705)	—
Accounts payable and accrued liabilities	2,459	(3,553)
Customer deposits and deferred revenue	(6,722)	(9,581)

Total adjustments	44,017	(5,106)

Net cash provided by operating activities	424	4,621

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,820)	(4,487)
Payment of contingent consideration	(212)	—
Proceeds from sale of assets	—	578

Net cash used in investing activities	(2,032)	(3,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(584)	(1,167)
Borrowings under credit facility	2,500	2,821
Debt issue costs	(38)	(157)
Proceeds from stock plans	22	49

Net cash provided by financing activities	1,900	1,546

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	280	508

NET INCREASE IN CASH AND CASH EQUIVALENTS	572	2,766

CASH AND CASH EQUIVALENTS—Beginning of period	6,873	8,879

CASH AND CASH EQUIVALENTS—End of period	$7,445	$11,645

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

Allowance for Doubtful Accounts—We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The balance was $684 and $486 as of June 30, 2009 and December 31, 2008, respectively.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually as of September 30 or more frequently if an event occurs or circumstances change that more likely than not reduces the value of a reporting unit below its carrying value. We have one reporting unit as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). For purposes of goodwill impairment testing, we compare the fair value of the reporting unit determined on the basis of expected discounted future cash flows with its carrying amount, including goodwill. We also compare the guideline public company and guideline transaction methods to the value derived from the income approach as a test of the reasonableness of our discounted cash flow analysis. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired. If goodwill is considered impaired, the impairment loss to be recognized is measured as the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill. As a result of declining market conditions from January 1, 2009 to March 31, 2009, and their related effect on current and anticipated volumes and pricing with clients, we determined that it was necessary to test goodwill for impairment as of March 31, 2009. We used the same approach that was used during the 2008 impairment analysis, which required estimates of future operating results and cash flows of the reporting unit discounted using estimated discount rates ranging from 16% to 18%. The estimates of future operating results and cash flows were principally derived from an updated long-term financial outlook in light of the first quarter of 2009 market conditions and the challenging economic outlook. As a result of our impairment test, we determined that goodwill was fully impaired and recorded a noncash impairment charge to goodwill of $37.4 million during the first quarter of 2009, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited consolidated statements of operations.

The following table discloses the changes in the carrying amount of goodwill during the six months ended June 30, 2009:

Balance, January 1	$37,305
Earnout on Travel Analytics acquisition	100
Impairment charge	(37,405)

Balance, June 30	$—

Other Intangible Assets—The outcome of our goodwill impairment analysis for the first quarter of 2009 indicated that the carrying amount of certain acquisition-related intangible assets or asset groups may not be recoverable. We assessed the recoverability of the acquisition-related intangible assets by determining whether the unamortized balances could be recovered through undiscounted future net cash flows. We determined that certain of the acquisition-related intangible assets were impaired primarily due to the revised lower revenue forecasts associated with the products incorporating the trademarks and patents, customer relationships and non-compete agreements. We measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, we recorded a noncash impairment charge of approximately $1.1 million during the first quarter of 2009, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited consolidated statements of operations.

A summary of our intangible assets as of June 30, 2009 and December 31, 2008 is as follows:

		June 30, 2009		December 31, 2008
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	6 –8 years	$—	$—	$615	$(386)
Trademarks and patents	5 years	866	(43)	2,062	(430)
Non-compete agreements	4 –5 years	—	—	382	(175)

		$866	$(43)	$3,059	(991)

We expect to record approximately $173 of amortization expense related to these intangible assets in each of the next four years and $131 in the year thereafter. We recorded related amortization expense of $43 and $133 during the three and six months ended June 30, 2009, respectively, and $94 and $183 during the three and six months ended June 30, 2008, respectively.

Impairment of Long-Lived Assets—We regularly evaluate whether events and circumstances have occurred that indicate whether the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. During the first quarter of 2009, we experienced a continued decline in our business that led us to revise our short-term and long-term financial forecasts that indicated that an impairment of long-lived assets may have occurred. Accordingly, we performed an analysis comparing the undiscounted cash flows estimated to be generated by the long-lived assets to the carrying amounts of those assets. The estimates of future operating results and cash flows are derived from our updated long-term financial forecast. The results of the comparison of our undiscounted cash flows to the carrying value of the long-lived assets indicated a requirement to move to a fair value approach. The values of the intangible long lived assets were determined using both the cost approach and an income approach. The relief from royalty method was the specific income approach utilized. We also used an appraisal of certain long-lived fixed assets to support our conclusions related to those assets. As a result, we recorded a long-lived asset impairment noncash charge during the first quarter of 2009 of $5.2 million, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited consolidated statement of operations.

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

We currently do not have financial or non-financial assets and financial or non-financial liabilities that are required to be measured at fair value on a recurring basis. SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. The following table shows the fair value of our non-financial assets that were required to be measured at fair value on a non-recurring basis during the first quarter of 2009. These non-financial assets, which included our goodwill, intangible assets and our other long-lived assets, were required to be measured at fair value in connection with the interim impairment tests we performed on our goodwill, intangible assets and other long-lived assets in the first quarter of 2009.

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

Concentration of Credit Risk—A significant portion of our revenues is derived from a limited number of clients. Our top five clients accounted for approximately 70% and 85% of our total revenues in the three months ended June 30, 2009 and 2008, respectively, and approximately 68% and 81% of our total revenues in the six months ended June 30, 2009 and 2008, respectively. Contracts with the major clients may be terminated by the client if we fail to meet certain performance criteria. Expedia, Inc. and its affiliates accounted for 43% and 24% of our total revenues in the three months ended June 30, 2009 and 2008, respectively, and 43% and 32% of our total revenues in the six months ended June 30, 2009 and 2008, respectively. American Express Travel Related Services Company, Inc. (“American Express”) accounted for 15% and 7% of our total revenues in the three months ended June 30, 2009 and 2008, respectively, and 15% and 9% of our total revenues in the six months ended June 30, 2009, and 2008, respectively. Citibank accounted for 48% of revenues during the three months ended June 30, 2008. At June 30, 2009 and December 31, 2008, 27% and 22%, respectively, of our accounts receivable related to American Express.

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

All common stock equivalents with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Net Income	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share
Basic net income per share	$22	18,427	$0.00	$13,110	18,340	$0.71
Effect of dilutive securities:
Options to acquire common stock	—	—	—	—	—	—

Diluted net income per share	$22	18,427	$0.00	$13,110	18,340	$0.71

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Net loss	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share
Basic net (loss) income per share	$(43,593)	18,417	$(2.37)	$9,727	18,330	$0.53
Effect of dilutive securities:
Options to acquire common stock	—	—	—	—	17	—

Diluted net (loss) income per share	$(43,593)	18,417	$(2.37)	$9,727	18,347	$0.53

Because of their anti-dilutive effect on the net income (loss) per share recorded in each of the periods presented, the diluted share base excludes incremental shares related to all outstanding employee stock options for the three months ended June 30, 2009 and 2008, respectively, and for the six months ended June 30, 2009 and 1,466 employee stock options for the six months ended June 30, 2008.

Stock-Based Employee Compensation—We account for stock-based employee compensation under SFAS No. 123 (revised 2004) entitled, “Share-Based Payment” (“SFAS 123(R)”).

The weighted average grant-date fair value of the options granted during the three and six months ended June 30, 2009, calculated using the Black-Scholes model, ranged from $0.20 to $0.40. The weighted average grant-date fair value of the options granted during the three and six months ended June 30, 2008, calculated using the Black-Scholes model, ranged from $0.22 to $0.46.

The following assumptions were used for grants in the three and six months ended June 30, 2009: dividend yield of zero, volatility of 117.6% to 148.6%, risk-free interest rate of 0.86% to 2.17%, and an expected life of 2.00 to 4.25 years. The following assumptions were used for grants in the three and six months ended June 30, 2008: dividend yield of zero, volatility of 26.42% to 34.38%, risk-free interest rate of 1.78% to 2.96%, and an expected life of 2.00 to 4.25 years. Through December 2008, expected volatility was based on the volatility of a group of stocks we view as peer companies, due to the limited history of our stock trading on an exchange. Beginning January 1, 2009 volatility is based on the volatility of our stock. We use historical data to estimate the expected life and employee termination assumptions in our accounting under SFAS 123(R). The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected life of the grant.

        The following table summarizes stock options outstanding as of June 30, 2009, as well as activity during the six months then ended:

	Options	Weighted Average Exercise Price
Outstanding at January 1	2,440,500	$4.98
Granted	485,000	0.34
Cancelled	(432,500)	5.96
Exercised	—	—

Outstanding at June 30	2,493,000	$3.91

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At June 30, 2009, the aggregate intrinsic value of options outstanding was $80 with a weighted average remaining contractual term of 8.0 years; the aggregate intrinsic value of the

1,114,666 options exercisable was $0 with a weighted average exercise price of $6.64 and a weighted average remaining contractual term of 7.0 years; and the aggregate intrinsic value of the 2,228,742 options vested or expected to vest was $71 with a weighted average exercise price of $3.91 and a weighted average remaining contractual term of 8.0 years.

The following table summarizes unvested stock options outstanding as of June 30, 2009, as well as activity during the six months then ended:

	Options	Weighted Average Grant-Date Fair Price
Outstanding at January 1	1,252,167	$2.60
Granted	485,000	0.34
Forfeited	(226,250)	2.84
Vested	(132,583)	3.04

Outstanding at June 30	1,378,334	$1.72

Compensation cost from nonvested stock granted to employees is recognized as expense using the straight-line method over the vesting period. As of June 30, 2009, total unrecognized compensation cost related to nonvested stock options was approximately $256. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years. For the three and six months ended June 30, 2009, our total stock-based compensation expense was approximately $75 and $145, respectively. For the three and six months ended June 30, 2008, our total stock-based compensation expense was approximately $127 and $231, respectively.

Comprehensive Income (Loss)—Our comprehensive income (loss) includes net income (loss) and cumulative translation adjustments. The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$22	$13,110	$(43,593)	$9,727
Cumulative translation adjustment	11	(55)	(155)	113

Total comprehensive income (loss)	$33	$13,055	$(43,748)	$9,840

Statement of Cash Flows—Cash paid for interest was $359 and $217 for the six months ended June 30, 2009 and 2008, respectively. Cash paid for income taxes was $35 and $5 for the six months ended June 30, 2009 and 2008, respectively. We had accrued capital expenditures of $1 and $0 at June, 2009 and 2008, respectively.

Segment Reporting—Operating segments are defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS No. 131”). Our chief operating decision maker currently operates one operating segment and the expense structure of the business is managed functionally. Our measure of segment profit is consolidated operating income.

Our revenue, aggregated by service offering, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Transaction processing	$12,235	$16,550	$24,281	$34,197
Data reporting	2,705	20,994	5,558	25,222

Transaction and other revenues	14,940	37,544	29,839	59,419
Client reimbursements	145	147	247	274

Total	$15,085	$37,691	$30,086	$59,693

The following is a geographic breakdown of revenues for the three and six months ended June 30, 2009 and 2008, and a geographic breakdown of property and equipment, net at June 30, 2009 and December 31, 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
United States	$11,300	$33,193	$22,818	$50,388
Germany	2,275	2,477	4,481	5,149
Other International	1,510	2,021	2,787	4,156

Total	$15,085	$37,691	$30,086	$59,693

	At June 30, 2009	At December 31, 2008
Property and equipment, net:
United States	$7,977	$15,467
Germany	368	445
Other International	293	300

	$8,638	$16,212

Litigation—We are involved in a few claims incidental to our business. In the opinion of management, the ultimate resolution of such claims will not have a material effect on our financial position, liquidity, or results of operations.

Recent Accounting Pronouncements—In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS No. 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We do not expect that the implementation of this standard will have a material effect on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”). The provisions of SFAS No. 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. We do not expect that the implementation of this standard will have a material effect on our consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. SFAS No. 165 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of this standard did not have a material effect on our consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on our consolidated financial position and results of operations.

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

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We did not elect to fair value our nonfinancial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) did not have a material effect on our consolidated financial statements.

2. DEBT

Debt consists of the following as of June 30, 2009 and December 31, 2008:

	Maturity Date	June 30, 2009	December 31, 2008
Note payable	June 2011	$2,333	$2,917
Revolver	April 2010	5,900	3,400

Total		8,233	6,317
Less current maturities		7,066	1,167

Long-term debt		$1,167	$5,150

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

As of June 30, 2009, we are in compliance with all financial covenants in the Credit Agreement, $2.6 million was available for borrowing, there were $5.9 million of borrowings against the facility and there was a $1.5 million letter of credit against this facility related to the lease of our Atlanta office. As of June 30, 2009, the interest rate on our outstanding borrowings was 3.125%.

Our financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on having sufficient liquidity for our operations. We plan to begin negotiations on an extension of our credit agreement prior to December 31, 2009. We believe that we will be able to secure such extension with adequate capacity, or to generate additional capital to meet our liquidity needs. However, we acknowledge that the credit markets remain volatile, and, as such, can provide no assurances that an extension of our line of credit will be executed at favorable or desirable terms. If we are not successful in achieving the anticipated refinancing the lender is entitled to enforce the guarantee under our credit facility. Management believes its additional sources of liquidity include but are not limited to, generating positive operating cash flows, further reducing our expenses and/or capital expenditures, generating working capital through our clients and/or vendors, refinancing our debt, issuing equity, convertible debt or other securities, or selling assets. Management cannot provide assurance that we will be successful in executing one or more of these liquidity initiatives in order to continue as a going concern.

3. RELATED-PARTY TRANSACTIONS

        BCD Travel is majority-owned by the parent of our majority shareholder, BCD Holdings. In June 2008, we and BCD Travel provided mutual notice of the parties’ intent not to renew the Amended and Restated Master Agreement by and between TRX Technology and BCD Travel (the “Master Agreement”). Effective January 1, 2009, the Master Agreement was extended for the period January 1, 2009 through August 31, 2009 for the CORREX Services only. The provisions of the Master Agreement expired on December 31, 2008 with regard to all other services covered by that agreement. A separate three year agreement with an effective date of January 1, 2009 was entered into between the parties for the RESX Services, which had previously been covered under the Master Agreement. During the three and six months ended June 30, 2009, we recognized transaction and other revenues from BCD Travel, totaling $1,031 and $2,050, respectively. During the three and six months ended June 30, 2008, we recognized transaction and other revenues from BCD Travel, totaling $1,842 and $3,860, respectively. At June 30, 2009 and December 31, 2008, respectively, $819 and $1,392 was receivable from BCD Travel.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the six months ended June 30, 2009 and 2008. Also discussed is our financial position as of June 30, 2009. You should read this discussion in conjunction with our unaudited consolidated financial statements and the notes to those unaudited consolidated financial statements included elsewhere in this report and in our Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia and its affiliates, accounted for 43% and 24% of our global revenues in the three months ended June 30, 2009 and 2008, respectively and 43% and 32% of our global revenues in the six months ended June 30, 2009 and 2008, respectively. Expedia has been a client since its launch in 1996. In December 2006, we replaced our existing contracts with Expedia with a Master Services Agreement (the “Expedia Agreement”). The Expedia Agreement continues through 2010.

Expedia began decreasing the volume of transactions that we service for them, beginning in the first quarter of 2009, as permitted under the Expedia Agreement. In addition, a number of global airlines have announced significant capacity reductions, which generally began in September 2008 and will continue through 2009, due to global macroeconomic conditions and the related impact on air travel demand. In general, reduced airline capacity results in lower transaction volumes for us. We have experienced a significant decline in our transaction volume thus far in 2009 as a result of Expedia reducing the level of services requested from us and reduced volumes from our clients in general, and we expect that trend to continue throughout 2009. Our revenues, operating results and cash flows have been materially lower thus far in 2009, and we expect that trend to continue throughout 2009.

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

Effective January 1, 2009, we extended the Amended and Restated Master Agreement by and between TRX Technology and BCD Travel (the “Master Agreement”) for the period January 1, 2009 through August 31, 2009 for the CORREX Services only. The provisions of the Master Agreement expired on December 31, 2008 with regard to all other services covered by that agreement. A separate three year agreement with an effective date of January 1, 2009 was entered into between the parties for the RESX Services, which had previously been covered under the Master Agreement.

In March 2009, as part of a program to reduce our cost structure, we decided not to pay bonuses for 2008 performance globally or provide funding for the 401K program in the U.S. These expenses were accrued during 2008. The reversal of the amounts accrued for the bonuses and 401K program funding resulted in a reduction of employee related expenses of $1.8 million during the first quarter of 2009.

Industry factors impacting our operating results include the channel shifts toward online bookings and direct distribution, cost compression in the travel processing supply chain, use of corporate credit cards, reduction in airline seat capacity, changing and increasing access methods to reach supplier inventory, reduction in supplier commission rates, global distribution system (“GDS”) incentive levels, and overall economic conditions. Our estimates of future results are primarily affected by assumptions of transaction volumes, pricing levels, our ability to efficiently scale with our clients, and client retention and acquisition. These anticipated results may be impacted by seasonality of the travel industry and credit card volumes related to travel.

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

We recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” when certain other consulting or other services are combined with our transaction processing revenues and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) services have been performed, (3) the fee for services is fixed or determinable, and (4) collectability is reasonably assured. Generally, these criteria are considered to have been met as follows:

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

With respect to the Citibank amendment discussed above in the “Overview” section, the sale of the license, the compensation for the assets referred to above, and the hosting services are all elements of the Amendment. Revenue recognition for these elements is governed by SOP 97-2. In accordance with SOP 97-2, as there was no vendor specific objective evidence of the fair value of the perpetual license, revenue associated with the hosting services was deferred until the sale of the perpetual license, which occurred on April 30, 2008. We recognized revenue for the hosting services of $10.0 million in the second quarter of 2008. All costs associated with the hosting services were expensed as incurred from July 2007 through April 2008.

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

        Goodwill and other intangible assets. Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually as of September 30 or more frequently if an event occurs or circumstances change that more likely than not reduce the value of a reporting unit below its carrying value. We have one reporting unit as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). For purposes of goodwill impairment testing, we compare the fair value of the reporting unit determined on the basis of expected discounted future cash flows with its carrying amount, including goodwill. We also compare the guideline public company and guideline transaction methods to the value derived from the income approach as a test of the reasonableness of our discounted cash flow analysis. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired. If goodwill is considered impaired, the impairment loss to be recognized is measured as the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill. As a result of declining market conditions from January 1, 2009 to March 31, 2009, and their related effect on current and anticipated volumes and pricing with clients, we determined that it was necessary to test goodwill for impairment as of March 31, 2009. We used the same approach that was used during the 2008 impairment analysis, which required estimates of future operating results and cash flows of the reporting unit discounted using estimated discount rates ranging from 16% to 18%. The estimates of future operating results and cash flows were principally derived from an updated long-term financial outlook in light of the first quarter of 2009 market conditions and the challenging economic outlook. As a result of our impairment test, we determined that goodwill was fully impaired and recorded a noncash impairment charge to goodwill of $37.4 million during the first quarter of 2009, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited consolidated statements of operations.

The outcome of our goodwill impairment analysis as of March 31, 2009 indicated that the carrying amount of certain acquisition-related intangible assets or asset groups may not be recoverable. We assessed the recoverability of the acquisition-related intangible assets by determining whether the unamortized balances could be recovered through undiscounted future net cash flows. We determined that certain of the acquisition-related intangible assets were impaired primarily due to the revised lower revenue forecasts associated with the products incorporating the trademarks and patents, customer relationships and non-compete agreements. We measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, we recorded a noncash impairment charge of approximately $1.1 million during the first quarter of 2009, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited consolidated statements of operations.

Impairment of long-lived assets. We record our long-lived assets, such as property and equipment and software development costs, at cost. We review the carrying value of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with the provisions of SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate these assets by examining estimated future cash flows to determine if their current recorded value is impaired. We evaluate these cash flows by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will record an impairment of the carrying value of the identified asset as an operating expense in the period in which the determination is made. During the first quarter of 2009, we experienced a continued decline in our business that led us to revise our short-term and long-term financial forecasts which indicated that an impairment of long-lived assets may have occurred. Accordingly, we performed an analysis comparing the undiscounted cash flows estimated to be generated by the long-lived assets to the carrying amounts of those assets. The estimates of future operating results and cash flows are derived from our updated long-term financial forecast. The results of the comparison of our undiscounted cash flows to the carrying value of the long-lived assets indicated a requirement to move to a fair value approach. The values of the intangible long lived assets were determined using both the cost approach and an income approach. The relief from royalty method was the specific income approach utilized. We also used an appraisal of certain long-lived fixed assets to support our conclusions related to those assets. As a result, we recorded a long-lived asset impairment noncash charge during the first quarter of 2009 of $5.2 million, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited consolidated statements of operations.

Transaction processing provisions. We have recorded estimates to account for processing errors made in the ticketing or fareloading process that result in tickets being issued at incorrect prices or from agency commissions being miscalculated. Our reserve for processing errors is based on several factors including historical trends, average debit memo lag time and timely identification of errors. Transaction processing provisions were $0.1 million and $0.3 million during the three months ended June 30, 2009 and 2008, respectively, and $0.3 million and $0.5 million during the six months ended June 30, 2009 and 2008, respectively, and are included as operating expenses in our consolidated statements of operations.

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

Comparison of Three and Six Months Ended June 30, 2009 and June 30, 2008

The following tables set forth comparative revenue and expense items by type, in dollars and as a percentage of transaction and other revenue, for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,
	2009		2008		Change
	(dollars in thousands)
Revenue:
Transaction processing	$12,235	82%	$16,550	44%	$(4,315)	(26)%
Data reporting	2,705	18	20,994	56	(18,289)	(87)

Transaction and other revenues	14,940	100%	37,544	100%	(22,604)	(60)%
Client reimbursements	145		147

Total revenues	15,085		37,691
Expenses:
Operating	9,195		13,180		(3,985)	(30)
Selling, general, and administrative	3,265		4,784		(1,519)	(32)
Technology development	801		3,724		(2,923)	(78)
Client reimbursements	145		147		(2)	(1)
Depreciation and amortization	1,406		2,636		(1,230)	(47)
Interest:
Interest income	(1)		(18)		(17)	(94)
Interest expense	201		128		73	57
Income tax provision	51		—		51	—

Net income	$22		$13,110		$(13,088)

	Six Months Ended June 30,
	2009		2008		Change
	(dollars in thousands)
Revenue:
Transaction processing	$24,281	81%	$34,197	58%	$(9,916)	(29)%
Data reporting	5,558	19	25,222	42	(19,664)	(78)

Transaction and other revenues	29,839	100%	59,419	100%	(29,580)	(50)%
Client reimbursements	247		274

Total revenues	30,086		59,693
Expenses:
Operating	18,199		27,400		(9,201)	(34)
Selling, general, and administrative	5,539		9,235		(3,696)	(40)
Technology development	2,466		7,594		(5,128)	(68)
Client reimbursements	247		274		(27)	(10)
Impairment of goodwill, intangible assets and other long-lived assets	43,692		—		43,691	—
Depreciation and amortization	3,787		5,305		(1,518)	(29)
Interest:
Interest income	(10)		(67)		(57)	(85)
Interest expense	392		225		167	74
Income tax benefit	(633)		—		633	—

Net (loss) income	$(43,593)		$9,727		$(53,320)

Transaction processing revenues. The decrease for both the three and six months ended June 30, 2009 compared to the same periods in the prior year was primarily due to a reduction in corporate and leisure travel volumes related to the economic downturn in the global travel industry and as a result of the decreased level of services provided to Expedia as previously discussed. We expect revenues per transaction to continue to decline in the future because of scaled pricing we offer to clients for increased volume, as well as trends in the travel processing supply chain that are putting negative pressure on our revenue per transaction.

Data reporting revenues. The decrease in data reporting revenues for both the three and six months ended June 30, 2009 compared to the same periods in the prior year was primarily due to the recognition of $10.0 million of routine data reporting revenues from Citibank that were previously deferred and the sale of a $4.5 million limited perpetual license to Citibank in the second quarter of 2008, as previously discussed. In addition, we experienced volume reductions and customer churn as a result of the economic downturn in the global travel industry.

Operating expenses. The decrease in operating expenses for both the three and six months ended June 30, 2009 compared to the same periods in the prior year was primarily due to the reduction in our revenues and a program to reduce our cost structure primarily through personnel reductions in preparation for significantly lower revenues in 2009. Additionally, we recorded one-time reductions in personnel-related accrued expenses of $0.7 million in the first quarter of 2009, which were partially offset by severance expenses during the same period.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses for both the three and six months ended June 30, 2009 compared to the same periods in the prior year was primarily due to a program to reduce our cost structure primarily through reductions in personnel, contract labor and travel in preparation for expected revenues in 2009. Additionally, we recorded one-time reductions in personnel-related accrued expenses of $0.8 million in the first quarter of 2009, which were partially offset by severance expenses during the same period.

Technology development expenses. The decrease in technology development expense for both the three and six months ended June 30, 2009 compared to the same periods in the prior year was primarily due to a program to reduce our cost structure primarily through reductions in personnel and contract labor in preparation for significantly lower revenues in 2009. Additionally, we recorded one-time reductions in personnel-related accrued expenses of $0.3 million in the first quarter of 2009, which were partially offset by severance expenses during the same period.

Impairment of goodwill, intangible assets and other long-lived assets. We recorded an impairment charge of $43.7 million during the first quarter of 2009 as discussed above.

Depreciation and amortization. The decrease for the three and six months ended June 30, 2009 compared to the same periods in the prior year was primarily due to a decrease in our capital additions and a reduction in our property and equipment balances as a result of our impairment of other long-lived assets recorded in the first quarter of 2009.

Interest income. The decrease for both the three and six months ended June 30, 2009 compared to the same periods in the prior year was primarily due to reduced average cash balances available for investment.

Interest expense. The increase for both the three and six months ended June 30, 2009 compared to the same periods in the prior year was primarily due to additional interest expense related to our credit facility borrowings, which were partially offset by lower interest rates.

Income tax provision (benefit). Income tax provision of $51 was recorded in the three months ended June 30, 2009, related to our alternative minimum tax for our India operations. Income tax benefit of $0.6 million was recorded in the six months ended June 30, 2009 due to the reversal of deferred tax liabilities recorded in 2008 related to our goodwill, which was written-off during the first quarter of 2009.

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

        The global financial markets have been and continue to be in turmoil, with volatility in the equity and credit markets and with many financial and other institutions experiencing significant financial distress. At June 30, 2009, our principal sources of liquidity were cash and cash equivalents of $7.4 million and $2.6 million of availability under our revolving credit facility with Atlantic Capital Bank (“ACB”). We had $5.9 million of borrowings outstanding under our credit facility at June 30, 2009. Neither our access to nor the value of our cash equivalents have been negatively affected by the recent liquidity problems of financial institutions. Although we have been prudent in our strategy for our anticipated near-term liquidity needs, it is not possible to accurately predict how the financial market turmoil and the deteriorating economic conditions may affect our financial position, results of operations or cash flows. Additional failures of financial and other institutions could impact our customers’ ability to pay us, reduce amounts available under our credit facility, cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and restrict our access to the equity and debt markets. A continuation of the recent turmoil in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing if we need additional liquidity. We would experience liquidity problems if we are unable to obtain sufficient additional financing as our debt becomes due, or we otherwise need additional liquidity. Adverse economic conditions, increased competition, or other unfavorable events also could affect our liquidity.

Our financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on having sufficient liquidity for our operations. We plan to begin negotiations on an extension of our credit agreement prior to December 31, 2009. We believe that we will be able to secure such extension with adequate capacity, or to generate additional capital to meet our liquidity needs. However, we acknowledge that the credit markets remain volatile, and, as such, can provide no assurances that an extension of our line of credit will be executed at favorable or desirable terms. If we are not successful in achieving the anticipated refinancing the lender is entitled to enforce the guarantee under our credit facility. Management believes its additional sources of liquidity include but are not limited to, generating positive operating cash flows, further reducing our expenses and/or capital expenditures, generating working capital through our clients and/or vendors, refinancing our debt, issuing equity, convertible debt or other securities, or selling assets. Management cannot provide assurance that we will be successful in executing one or more of these liquidity initiatives in order to continue as a going concern.

Net cash provided by operating activities was $0.4 million in the six months ended June 30, 2009 compared to $4.6 million in the six months ended June 30, 2008. The reduction is primarily due to the license sale to Citibank in 2008. Our working capital reduction for the six months ended June 30, 2009 is primarily the result of decreasing revenues.

Net cash used in investing activities was $2.0 million in the six months ended June 30, 2009, compared to $3.9 million in the six months ended June 30, 2008. The driver of our 2009 investing activities is our capital expenditures, which include costs associated with internally developed software, as well as infrastructure required to support and maintain our existing systems and opportunities to reduce costs. As of June 30, 2009, we had no material commitments related to capital expenditures.

Net cash provided by financing activities was $1.9 million in the six months ended June 30, 2009, compared to $1.5 million in the six months ended June 30, 2008. The primary drivers for the first half of 2009 were borrowings under our credit facility, partially offset by debt repayments.

As of June 30, 2009, we are in compliance with all financial covenants of our revolving credit facility with ACB, $2.6 million was available for borrowing, there were $5.9 million of borrowings against the facility and there was a $1.5 million letter of credit against this facility related to the lease of our new Atlanta office. As of June 30, 2009, the effective rate on our outstanding borrowings was 3.125%.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS No. 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We do not expect that the implementation of this standard will have a material effect on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”). The provisions of SFAS No. 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. We do not expect that the implementation of this standard will have a material effect on our consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. SFAS No. 165 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of this standard did not have a material effect on our consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on our consolidated financial position and results of operations.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which provides for additional considerations to be used in determining useful lives and requires additional disclosure regarding renewals. The adoption of FSP FAS 142-3 on January 1, 2009 did not have a material effect on our consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We did not elect to fair value our nonfinancial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Our adoption of SFAS No. 141(R) did not have a material effect on our consolidated financial statements.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2009. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of June, 2009, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Shareholders of TRX was held on May 27, 2009. Proxies with regard to the matters voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. The only matter voted on at the Annual Meeting was the election of directors to serve until the next Annual Meeting of Shareholders. All of the nominees were elected. Set forth below are the results of the voting on the election of directors.

	Votes
Nominees	For	Withheld
Mark R. Bell	12,074,157	4,216,655
William A. Clement, Jr.	12,074,257	4,216,555
John F. Davis, III	12,056,118	4,234,694
Norwood H. (“Trip”) Davis, III	12,054,362	4,236,450
Johan G. (“Joop”) Drechsel	11,959,126	4,331,686
John A. Fentener van Vlissingen	12,055,547	4,235,265

Item 6.	Exhibits

Exhibit No.	Description
10.1	Amendment 3 to the Amended and Restated Master Agreement between TRX Technology Services, L.P. and BCD Travel USA LLC (formerly known as WorldTravel Partners I, LLC), effective as of January 1, 2009. †*

31.1	Certification of H. Shane Hammond, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of David D. Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.
*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRX, INC.

Dated: August 14, 2009	By:	/s/ David D. Cathcart
David D. Cathcart
Chief Financial Officer (principal financial and accounting officer)