Form 10-Q
period 2009-09-30
TRX INC/GA
filed 2009-11-13
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding at November 2, 2009 was 18,456,524 shares.

TRX, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,801	$6,873
Trade accounts receivable, net	6,704	7,916
Prepaids and other	2,330	2,480

Total current assets	16,835	17,269

NONCURRENT ASSETS:
Property and equipment, net	7,820	16,212
Goodwill	—	37,305
Other assets, net	1,396	2,706

Total noncurrent assets	9,216	56,223

Total assets	$26,051	$73,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$16,419	$13,409
Customer deposits and deferred revenue	4,795	9,927
Current portion of long-term debt	1,167	1,167

Total current liabilities	22,381	24,503

NONCURRENT LIABILITIES:
Long-term debt–less current portion	3,475	5,150
Deferred income tax	—	705
Other long-term liabilities	1,936	1,917

Total noncurrent liabilities	5,411	7,772

Total liabilities	27,792	32,275

COMMITMENTS AND CONTINGENCIES (NOTE 1)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 18,634,800 and 18,571,086 shares issued; 18,447,269 and 18,383,555 shares outstanding at September 30, 2009 and December 31, 2008, respectively	186	185
Additional paid-in capital	96,121	95,877
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Cumulative translation adjustment	229	279
Accumulated deficit	(95,983)	(52,830)

Total shareholders’ equity	(1,741)	41,217

Total liabilities and shareholders’ equity	$26,051	$73,492

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES:
Transaction and other revenues	$15,237	$19,560	$45,076	$78,979
Client reimbursements	103	347	350	621

Total revenues	15,340	19,907	45,426	79,600

EXPENSES:
Operating, excluding depreciation and amortization	9,164	12,127	27,363	39,527
Selling, general, and administrative, excluding depreciation and amortization	3,083	3,576	8,622	12,811
Technology development	927	3,012	3,393	10,606
Client reimbursements	103	347	350	621
Impairment of goodwill, intangible assets and other long-lived assets	—	—	43,692	—
Depreciation and amortization	1,325	2,742	5,112	8,047

Total expenses	14,602	21,804	88,532	71,612

OPERATING INCOME (LOSS)	738	(1,897)	(43,106)	7,988
INTEREST (EXPENSE) INCOME:
Interest income	5	30	15	97
Interest expense	(203)	(123)	(595)	(348)

Total interest expense, net	(198)	(93)	(580)	(251)

INCOME (LOSS) BEFORE INCOME TAXES	540	(1,990)	(43,686)	7,737
INCOME TAX EXPENSE (BENEFIT)	100	86	(533)	86

NET INCOME (LOSS)	$440	$(2,076)	$(43,153)	$7,651

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,442	18,362	18,425	18,340

Diluted	18,627	18,362	18,425	18,340

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.02	$(0.11)	$(2.34)	$0.42

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(43,153)	$7,651

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,112	8,047
Impairment of goodwill, intangible assets and other long-lived assets	43,692	—
Lease impairment	407	—
Provision for bad debts	149	363
Stock compensation expense	213	342
Changes in assets and liabilities, net of affects of acquisition:
Trade accounts receivable	1,132	3,587
Prepaids and other assets	140	360
Deferred taxes	(705)	—
Accounts payable and accrued liabilities	2,896	(4,603)
Customer deposits and deferred revenue	(5,161)	(10,810)

Total adjustments	47,875	(2,714)

Net cash provided by operating activities	4,722	4,937

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,272)	(5,431)
Payment of contingent consideration	(212)	—
Acquisition, net of cash acquired	—	(989)
Proceeds from sale of assets	—	578

Net cash used in investing activities	(2,484)	(5,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(875)	(1,750)
Borrowings from credit facility	7,000	9,520
Payments on credit facility	(7,800)	(4,000)
Debt issue costs	(38)	(164)
Proceeds from stock plans	28	74

Net cash (used in) provided by financing activities	(1,685)	3,680

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	375	(282)

NET INCREASE IN CASH AND CASH EQUIVALENTS	928	2,493

CASH AND CASH EQUIVALENTS—Beginning of period	6,873	8,879

CASH AND CASH EQUIVALENTS—End of period	$7,801	$11,372

See notes to unaudited consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

Reclassifications—Certain reclassifications have been made in financing activities section of the 2008 statement of cash flows to conform to the 2009 presentation.

Subsequent Events—We evaluated subsequent events through November 13, 2009, which represents the date the consolidated financial statements were issued, and made the determination that no events occurred subsequent to September 30, 2009, that would be required to be recognized in the consolidated financial statements. On October 26, 2009, we amended our Credit Agreement with Atlantic Capital Bank (“ACB”) as discussed in our debt footnote (Note 2).

Allowance for Doubtful Accounts—We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The balance was $926 and $486 as of September 30, 2009 and December 31, 2008, respectively.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually as of September 30 or more frequently if an event occurs or circumstances change that more likely than not reduces the value of a reporting unit below its carrying value. We have one reporting unit as defined by the Intangibles – Goodwill and Other Topic of the Financial Accounting Standards Board (“FASB”) Standards Codification. For purposes of goodwill impairment testing, we compare the fair value of the reporting unit determined on the basis of expected discounted future cash flows with its carrying amount, including goodwill. We also compare the guideline public company and guideline transaction methods to the value derived from the income approach as a test of the reasonableness of our discounted cash flow analysis. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired. If goodwill is considered impaired, the impairment loss to be recognized is measured as the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill. As a result of declining market conditions from January 1, 2009 to March 31, 2009, and their related effect on current and anticipated volumes and pricing with clients, we determined that it was necessary to test goodwill for impairment as of March 31, 2009. We used the same approach that was used during the 2008 impairment analysis, which required estimates of future operating results and cash flows of the reporting unit discounted using estimated discount rates ranging from 16% to 18%. The estimates of future operating results and cash flows were principally derived from an updated long-term financial outlook in light of the first quarter of 2009 market conditions and the challenging economic outlook. As a result of our impairment test, we determined that goodwill was fully impaired and recorded a noncash impairment charge to goodwill of $37.4 million during the first quarter of 2009, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited consolidated statements of operations.

The following table discloses the changes in the carrying amount of goodwill during the nine months ended September 30, 2009:

Balance, January 1	$37,305
Earnout on Travel Analytics acquisition	100
Impairment charge	(37,405)

Balance, September 30	$—

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

A summary of our intangible assets as of September 30, 2009 and December 31, 2008 is as follows:

		September 30, 2009		December 31, 2008
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	6 – 8 years	$—	$—	$615	$(386)
Trademarks and patents	5 years	866	(87)	2,062	(430)
Non-compete agreements	4 – 5 years	—	—	382	(175)

		$866	$(87)	$3,059	$(991)

We expect to record approximately $173 of amortization expense related to these intangible assets in each of the next four years and $87 in the year thereafter. We recorded related amortization expense of $43 and $176 during the three and nine months ended September 30, 2009, respectively, and $91 and $274 during the three and nine months ended September 30, 2008, respectively.

Impairment of Long-Lived Assets—We regularly evaluate whether events and circumstances have occurred that indicate whether the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. During the first quarter of 2009, we experienced a continued decline in our business that led us to revise our short-term and long-term financial forecasts that indicated that an impairment of long-lived assets may have occurred. Accordingly, we performed an analysis comparing the undiscounted cash flows estimated to be generated by the long-lived assets to the carrying amounts of those assets. The estimates of future operating results and cash flows are derived from our updated long-term financial forecast. The results of the comparison of our undiscounted cash flows to the carrying value of the long-lived assets indicated a requirement to move to a fair value approach. The values of the intangible long lived assets were determined using both the cost approach and an income approach. The relief from royalty method was the specific income approach utilized. We also used an appraisal of certain long-lived fixed assets to support our conclusions related to those assets. As a result, we recorded a long-lived asset impairment noncash charge during the first quarter of 2009 of $5.2 million, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited consolidated statement of operations.

Fair Value Measurements—We adopted the FASB’s guidance on Fair Value Measurements and Disclosures Topic for our financial assets and financial liabilities on January 1, 2008 and for our non-financial assets and non-financial liabilities on January 1, 2009. Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The guidance outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.

We currently do not have financial or non-financial assets and financial or non-financial liabilities that are required to be measured at fair value on a recurring basis. The FASB’s guidance establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. The following table shows the fair value of our non-financial assets that were required to be measured at fair value on a non-recurring basis during the first quarter of 2009. These non-financial assets, which included our goodwill, intangible assets and our other long-lived assets, were required to be measured at fair value in connection with the interim impairment tests we performed on our goodwill, intangible assets and other long-lived assets in the first quarter of 2009.

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

Revenue Recognition and Cost Deferral—We recognize revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists; (2) services have been performed; (3) the fee for services is fixed or determinable; and (4) collectability is reasonably assured. Generally, these criteria are considered to have been met as follows:

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

The sale of the license, the compensation for the assets referred to above, and the hosting services are all elements of the Amendment. Since there was no vendor specific objective evidence of the fair value of the perpetual license at the effective date of the Amendment, revenue associated with the hosting services was deferred until April 30, 2008, when the sale of the perpetual license occurred. We recognized revenue for the hosting services of $10.0 million in the second quarter of 2008. All costs associated with the hosting services were expensed as incurred from July 2007 through April 2008.

Client reimbursements received for direct costs paid to third parties and related expenses are characterized as revenue. Client reimbursements represent direct costs paid to third parties primarily for voice and data and items such as paper tickets.

Concentration of Credit Risk—A significant portion of our revenues is derived from a limited number of clients. Our top five clients accounted for approximately 67% and 74% of our total revenues in the three months ended September 30, 2009 and 2008, respectively, and approximately 69% and 79% of our total revenues in the nine months ended September 30, 2009 and 2008, respectively. Contracts with the major clients may be terminated by the client if we fail to meet certain performance criteria. Expedia, Inc. and its affiliates accounted for 42% and 45% of our total revenues in the three months ended September 30, 2009 and 2008, respectively, and 43% and 35% of our total revenues in the nine months ended September 30, 2009 and 2008, respectively. American Express Travel Related Services Company, Inc. (“American Express”) accounted for 16% and 15% of our total revenues in the three months ended September 30, 2009 and 2008, respectively, and 15% and 10% of our total revenues in the nine months ended September 30, 2009, and 2008, respectively. Citibank accounted for 25% of revenues during the nine months ended September 30, 2008. At September 30, 2009 and December 31, 2008, 17% and 22%, respectively, of our accounts receivable related to American Express.

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

All common stock equivalents with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Net Income	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic net income (loss) per share	$440	18,442	$0.02	$(2,076)	18,362	$(0.11)
Effect of dilutive securities:
Options to acquire common stock	—	185	—	—	—	—

Diluted net income (loss) per share	$440	18,627	$0.02	$(2,076)	18,362	$(0.11)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Net loss	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share
Basic net (loss) income per share	$(43,153)	18,425	$(2.34)	$7,651	18,340	$0.42
Effect of dilutive securities:
Options to acquire common stock	—	—	—	—	—	—

Diluted net (loss) income per share	$(43,153)	18,425	$(2.34)	$7,651	18,340	$0.42

Because of their anti-dilutive effect on the net income (loss) per share recorded in each of the periods presented, the diluted share base excludes incremental shares related to 1,763 employee stock options for the three months ended September 30, 2009 and all outstanding employee stock options for the three months ended September 30, 2008 and for the nine months ended September 30, 2009 and 2008, respectively.

Stock-Based Employee Compensation—We account for stock-based employee compensation under Compensation – Stock Compensation Topic of the FASB Standards Codification. The weighted average grant-date fair value of the options granted during the three and nine months ended September 30, 2009, calculated using the Black-Scholes model, ranged from $0.20 to $0.51. The weighted average grant-date fair value of the options granted during the three and nine months ended September 30, 2008, calculated using the Black-Scholes model, ranged from $0.22 to $0.46.

The following assumptions were used for grants in the three and nine months ended September 30, 2009: dividend yield of zero, volatility of 117.6% to 160.8%, risk-free interest rate of 0.86% to 2.17%, and an expected life of 2.00 to 4.25 years. The following assumptions were used for grants in the three and nine months ended September 30, 2008: dividend yield of zero, volatility of 26.42% to 34.38%, risk-free interest rate of 1.78% to 2.96%, and an expected life of 2.00 to 4.25 years. Through December 2008, expected volatility was based on the volatility of a group of stocks we view as peer companies, due to the limited history of our stock trading on an exchange. Beginning January 1, 2009 volatility is based on the volatility of our stock. We use historical data to estimate the expected life and employee termination assumptions in our accounting under the FASB’s guidance. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected life of the grant.

The following table summarizes stock options outstanding as of September 30, 2009, as well as activity during the nine months then ended:

	Options	Weighted Average Exercise Price
Outstanding at January 1	2,440,500	$4.98
Granted	495,000	0.34
Cancelled	(577,500)	6.04
Exercised	—	—

Outstanding at September 30	2,358,000	$3.75

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At September 30, 2009, the aggregate intrinsic value of options outstanding was $321 with a weighted average remaining contractual term of 7.8 years; the aggregate intrinsic value of the 1,088,916 options exercisable was $0 with a weighted average exercise price of $6.67 and a weighted average remaining contractual term of 6.7 years; and the aggregate intrinsic value of the 2,108,052 options vested or expected to vest was $287 with a weighted average exercise price of $3.75 and a weighted average remaining contractual term of 7.8 years.

The following table summarizes unvested stock options outstanding as of September 30, 2009, as well as activity during the nine months then ended:

	Options	Weighted Average Grant-Date Fair Price
Outstanding at January 1	1,252,167	$2.60
Granted	495,000	0.34
Forfeited	(296,250)	3.13
Vested	(181,833)	4.85

Outstanding at September 30	1,269,084	$1.27

Compensation cost from nonvested stock granted to employees is recognized as expense using the straight-line method over the vesting period. As of September 30, 2009, total unrecognized compensation cost related to nonvested stock options was approximately $189. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years. For the three and nine months ended September 30, 2009, our total stock-based compensation expense was approximately $73 and $218, respectively. For the three and nine months ended September 30, 2008, our total stock-based compensation expense was approximately $123 and $354, respectively.

Comprehensive Income (Loss)—Our comprehensive income (loss) includes net income (loss) and cumulative translation adjustments. The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$440	$(2,076)	$(43,153)	$7,651
Cumulative translation adjustment	105	(237)	(50)	(124)

Total comprehensive income (loss)	$545	$(2,313)	$(43,203)	$7,527

Statement of Cash Flows—Cash paid for interest was $492 and $307 for the nine months ended September 30, 2009 and 2008, respectively. Cash paid for income taxes was $33 and $5 for the nine months ended September 30, 2009 and 2008, respectively. We had accrued capital expenditures of $0 at September, 2009 and 2008, respectively.

Segment Reporting—Operating segments are defined by the Segments Topic of the FASB Accounting Standards Codification. Our chief operating decision maker currently operates one operating segment and the expense structure of the business is managed functionally. Our measure of segment profit is consolidated operating income.

Our revenue, aggregated by service offering, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Transaction processing	$12,085	$16,053	$36,366	$50,250
Data reporting	3,152	3,507	8,710	28,729

Transaction and other revenues	15,237	19,560	45,076	78,979
Client reimbursements	103	347	350	621

Total	$15,340	$19,907	$45,426	$79,600

The following is a geographic breakdown of revenues for the three and nine months ended September 30, 2009 and 2008, and a geographic breakdown of property and equipment, net at September 30, 2009 and December 31, 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
United States	$11,286	$15,809	$34,104	$66,197
Germany	2,726	2,543	7,207	7,692
Other International	1,328	1,555	4,115	5,711

Total	$15,340	$19,907	$45,426	$79,600

	At September 30, 2009	At December 31, 2008
Property and equipment, net:
United States	$7,207	$15,467
Germany	342	445
Other International	271	300

	$7,820	$16,212

Litigation—We are involved in a few claims incidental to our business. In the opinion of management, the ultimate resolution of such claims will not have a material effect on our financial position, liquidity, or results of operations.

Recent Accounting Pronouncements—

Codification and the Hierarchy of Generally Accepted Accounting Principles—In June 2009, the FASB issued guidance that identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and did not have a material effect on our consolidated financial position and results of operations.

Accounting for transfers of financial assets—In June 2009, the FASB issued accounting guidance that in part, amended the derecognition guidance to eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. This guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. We do not expect that the implementation of this guidance will have a material effect on our consolidated financial position and results of operations.

Consolidation of variable-interest entities—In June 2009, the FASB issued accounting guidance that amends the consolidation guidance applicable to variable interest entities. The provisions of the new guidance significantly affect the overall consolidation analysis under the previous guidance. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We do not expect that the implementation of this guidance will have a material effect on our consolidated financial position and results of operations.

Subsequent events—In May 2009, the FASB issued accounting guidance that establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. This guidance is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of this standard did not have a material effect on our consolidated financial position and results of operations.

Recognition and presentation of other-than-temporary impairments—In April 2009, the FASB issued accounting guidance on the recognition and presentation of other-than-temporary impairments. This new guidance amends the existing impairment guidance relating to certain debt securities and requires a company to assess the likelihood of selling the security prior to recovering its cost basis. When a security meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on our consolidated financial position and results of operations.

Interim disclosures about fair value of financial instruments—In April 2009, the FASB issued accounting guidance that requires that the fair value disclosures previously required on an annual basis be included for interim reporting periods. We adopted this guidance on April 1, 2009. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this guidance did not have a material effect on our consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets—In April 2008, the FASB issued guidance which provides for additional considerations to be used in determining useful lives and requires additional disclosure regarding renewals. The adoption of this guidance on January 1, 2009 did not have a material effect on our consolidated financial statements.

Fair value measurements—In September 2006, the FASB issued accounting guidance on fair value measurements, which provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, this guidance expands disclosures about fair value measurements. In February 2008, the FASB issued additional guidance that (1) deferred the effective date of the original guidance for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of the original guidance. We did not elect to present our nonfinancial assets and liabilities at their fair value.

Business combinations and noncontrolling interests in consolidated financial statements—In December 2007, the FASB issued accounting guidance on business combinations and noncontrolling interests in consolidated financial statements. The guidance on business combinations requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, it also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs. Under the guidance on noncontrolling interests, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. Our adoption of this guidance did not have a material effect on our consolidated financial statements.

2. DEBT

Debt consists of the following as of September 30, 2009 and December 31, 2008:

	Maturity Date	September 30, 2009	December 31, 2008
Note payable	April 2011	$2,042	$2,917
Revolver	April 2011	2,600	3,400

Total		4,642	6,317
Less current maturities		1,167	1,167

Long-term debt		$3,475	$5,150

Our note payable relates to the acquisition of certain assets and the assumption of certain liabilities of Hi-Mark, LLC. Hi-Mark is principally owned by Kevin Austin, our Executive Vice President of Product Architecture. Our quarterly principal payments are approximately $0.3 million plus interest at a fixed annual rate of 8.0%. This note matures in April 2011, but all remaining amounts would become immediately due and payable upon a change in control (as defined in the Note Amendment) of TRX.

Our credit agreement with ACB provides for a senior secured revolving credit facility with aggregate principal commitments not to exceed $10.0 million, which includes a $2.0 million letter of credit subfacility. Any outstanding letters of credit on this subfacility reduce the borrowing capacity of the credit agreement. A loan under the credit agreement may be a Base Rate loan or a LIBOR loan, at the option of TRX. Interest under the credit agreement accrues at an interest rate indexed to the prime rate as announced publicly by ACB from time to time (the “Base Rate”) or LIBOR (plus 1.5% for Base Rate loans and 2.75% for LIBOR loans) for the revolving credit facility. For letters of credit, the letter of credit fee is equal to the Applicable Rate (as defined in the credit agreement) times the daily amount available to be drawn under the letter of credit. Overdue amounts bear a fee of 2% per annum above the rate applicable to these amounts. We capitalized $215 of issuance cost related to this facility and our letter of credit, which is amortized as interest expense over the specific terms of the facility and letter of credit.

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

As of September 30, 2009, we are in compliance with all financial covenants in the Credit Agreement, $5.9 million was available for borrowing, there were $2.6 million of borrowings against the facility and there was a $1.5 million letter of credit against this facility related to the lease of our Atlanta office. As of September 30, 2009, the interest rate on our outstanding borrowings was 3.06%.

On October 26, 2009 we amended our Credit Agreement with ACB. The amendment increases the interest rate for loans made under the credit agreement, generally by 25 basis points to LIBOR plus 300 basis points, with a new minimum borrowing rate (4.25%), and extends the maturity date to April 30, 2011. The amendment also maintains BCD Holdings as a guarantor to the Credit Agreement. There were no changes to financial or other covenants from the prior Credit Agreement, and we will continue to pay BCD a guarantee fee of 250-350 basis points, depending on borrowing levels under the Credit Agreement.

3. RELATED-PARTY TRANSACTIONS

BCD Travel is majority-owned by the parent of our majority shareholder, BCD Holdings. In June 2008, we and BCD Travel provided mutual notice of the parties’ intent not to renew the Amended and Restated Master Agreement by and between TRX Technology and BCD Travel (the “Master Agreement”). Effective January 1, 2009, the Master Agreement was extended for the period January 1, 2009 through August 31, 2009 for the CORREX Services only. The provisions of the Master Agreement expired on December 31, 2008 with regard to all other services covered by that agreement. A separate three year agreement with an effective date of January 1, 2009 was entered into between the parties for the RESX Services, which had previously been covered under the Master Agreement. During the three and nine months ended September 30, 2009, we recognized transaction and other revenues from BCD Travel, totaling $928 and $2,979, respectively. During the three and nine months ended September 30, 2008, we recognized transaction and other revenues from BCD Travel, totaling $1,790 and $5,633, respectively. At September 30, 2009 and December 31, 2008, respectively, $692 and $1,392 was receivable from BCD Travel.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the nine months ended September 30, 2009 and 2008. Also discussed is our financial position as of September 30, 2009. You should read this discussion in conjunction with our unaudited consolidated financial statements and the notes to those unaudited consolidated financial statements included elsewhere in this report and in our Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia and its affiliates, accounted for 42% and 45% of our total revenues in the three months ended September 30, 2009 and 2008, respectively and 43% and 35% of our total revenues in the nine months ended September 30, 2009 and 2008, respectively. Expedia has been a client since its launch in 1996. In December 2006, we replaced our existing contracts with Expedia with a Master Services Agreement (the “Expedia Agreement”). The Expedia Agreement continues through 2010; we are in negotiation with Expedia to extend the Expedia Agreement through 2011 for certain services. Based on discussions with Expedia, we expect that licensing and services that will generate over half of our 2009 revenues from Expedia will cease at the end of 2010. We expect that 2010 revenues from Expedia will be 10-15% lower than in 2009, and that 2011 revenues from Expedia will be approximately one-third their 2009 level, assuming we ultimately come to agreement on renewal terms with Expedia. The agreement being negotiated does not contain minimum volume commitments from Expedia. We can give no assurance that a renewal will occur, nor that we will retain business from Expedia during the renewal term or beyond.

In addition, a number of global airlines have recently announced capacity reductions, some permanent and others seasonal, due to continuing weak air travel demand. In general, reduced airline capacity results in lower transaction volumes for us. Based on our expectation of reduced revenues from Expedia and from lower transaction volumes, it is likely that our revenues, operating results and cash flows will be adversely impacted and the impact will be material, unless sufficiently offset by new revenue growth, further cost reductions, or a combination of the two.

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

The sale of the license, the compensation for the assets referred to above, and the hosting services are all elements of the Amendment. In accordance with the FASB Standards Codification, as there was no vendor specific objective evidence of the fair value of the perpetual license at the effective date of the Amendment, revenue associated with the hosting services was deferred until April 30, 2008, when the sale of the perpetual license occurred. We recognized revenue for the hosting services of $10.0 million in the second quarter of 2008. All costs associated with the hosting services were expensed as incurred from July 2007 through April 2008.

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

In March 2009, as part of a program to reduce our cost structure, we decided not to pay bonuses globally for 2008 performance or provide funding for the 401K program in the U.S. These expenses were accrued during 2008. The reversal of the amounts accrued for the bonuses and 401K program funding resulted in a reduction of employee related expenses of $1.8 million during the first quarter of 2009.

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

We recognize revenue when certain other consulting or other services are combined with our transaction processing revenues and when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) services have been performed, (3) the fee for services is fixed or determinable, and (4) collectability is reasonably assured. Generally, these criteria are considered to have been met as follows:

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

With respect to the Citibank amendment discussed above in the “Overview” section, the sale of the license, the compensation for the assets referred to above, and the hosting services are all elements of the Amendment. In accordance with the FASB Standards Codification, as there was no vendor specific objective evidence of the fair value of the perpetual license, revenue associated with the hosting services was deferred until the sale of the perpetual license, which occurred on April 30, 2008. We recognized revenue for the hosting services of $10.0 million in the second quarter of 2008. All costs associated with the hosting services were expensed as incurred from July 2007 through April 2008.

Internal-Use Software Development Costs. We account for internal-use software development costs in accordance with the applicable guidance which specifies that software costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use is charged to technology development expense as incurred until the project enters the application development phase. Costs incurred in the application development phase are capitalized and depreciated over an estimated useful life of three years, beginning when the software is ready for use.

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

Goodwill and other intangible assets. Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually as of September 30 or more frequently if an event occurs or circumstances change that more likely than not reduce the value of a reporting unit below its carrying value. We have one reporting unit as defined by the applicable guidance. For purposes of goodwill impairment testing, we compare the fair value of the reporting unit determined on the basis of expected discounted future cash flows with its carrying amount, including goodwill. We also compare the guideline public company and guideline transaction methods to the value derived from the income approach as a test of the reasonableness of our discounted cash flow analysis. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired. If goodwill is considered impaired, the impairment loss to be recognized is measured as the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill. As a result of declining market conditions from January 1, 2009 to March 31, 2009, and their related effect on current and anticipated volumes and pricing with clients, we determined that it was necessary to test goodwill for impairment as of March 31, 2009. We used the same approach that was used during the 2008 impairment analysis, which required estimates of future operating results and cash flows of the reporting unit discounted using estimated discount rates ranging from 16% to 18%. The estimates of future operating results and cash flows were principally derived from an updated long-term financial outlook in light of the first quarter of 2009 market conditions and the challenging economic outlook. As a result of our impairment test, we determined that goodwill was fully impaired and recorded a noncash impairment charge to goodwill of $37.4 million during the first quarter of 2009, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited consolidated statements of operations.

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

Impairment of long-lived assets. We record our long-lived assets, such as property and equipment and software development costs, at cost. We review the carrying value of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. We evaluate these assets by examining estimated future cash flows to determine if their current recorded value is impaired. We evaluate these cash flows by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will record an impairment of the carrying value of the identified asset as an operating expense in the period in which the determination is made. During the first quarter of 2009, we experienced a continued decline in our business that led us to revise our short-term and long-term financial forecasts which indicated that an impairment of long-lived assets may have occurred. Accordingly, we performed an analysis comparing the undiscounted cash flows estimated to be generated by the long-lived assets to the carrying amounts of those assets. The estimates of future operating results and cash flows are derived from our updated long-term financial forecast. The results of the comparison of our undiscounted cash flows to the carrying value of the long-lived assets indicated a requirement to move to a fair value approach. The values of the intangible long lived assets were determined using both the cost approach and an income approach. The relief from royalty method was the specific income approach utilized. We also used an appraisal of certain long-lived fixed assets to support our conclusions related to those assets. As a result, we recorded a long-lived asset impairment noncash charge during the first quarter of 2009 of $5.2 million, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited consolidated statements of operations.

Transaction processing provisions. We have recorded estimates to account for processing errors made in the ticketing or fareloading process that result in tickets being issued at incorrect prices or from agency commissions being miscalculated. Our reserve for processing errors is based on several factors including historical trends, average debit memo lag time and timely identification of errors. Transaction processing provisions were $0 and $0.3 million during the three months ended September 30, 2009 and 2008, respectively, and $0.3 million and $0.8 million during the nine months ended September 30, 2009 and 2008, respectively, and are included as operating expenses in our consolidated statements of operations.

Results of Operations

The following table sets forth selected statement of operations data expressed as a percentage of transaction and other revenues for each of the periods indicated.

Comparison of Three and Nine Months Ended September 30, 2009 and September 30, 2008

The following tables set forth comparative revenue and expense items by type, in dollars and as a percentage of transaction and other revenue, for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,
	2009		2008		Change
	(dollars in thousands)
Revenue:
Transaction processing	$12,085	79%	$16,053	82%	$(3,968)	(25)%
Data reporting	3,152	21	3,507	18	(355)	(10)

Transaction and other revenues	15,237	100%	19,560	100%	(4,323)	(22)%
Client reimbursements	103		347

Total revenues	15,340		19,907
Expenses:
Operating	9,164	60	12,127	62	(2,963)	(24)
Selling, general, and administrative	3,083	20	3,576	18	(493)	(14)
Technology development	927	6	3,012	15	(2,085)	(69)
Client reimbursements	103		347		(244)	(70)
Depreciation and amortization	1,325	9	2,742	14	(1,417)	(52)
Interest (expense) income:
Interest income	5		30		(25)	(83)
Interest expense	(203)		(123)		80	65
Income tax provision	100		86		14	16

Net income (loss)	$440		$(2,076)		$2,516

	Nine Months Ended September 30,
	2009		2008		Change
	(dollars in thousands)
Revenue:
Transaction processing	$36,366	81%	$50,250	64%	$(13,884)	(28)%
Data reporting	8,710	19	28,729	36	(20,019)	(70)

Transaction and other revenues	45,076	100%	78,979	100%	(33,903)	(43)%
Client reimbursements	350		621

Total revenues	45,426		79,600
Expenses:
Operating	27,363	61	39,527	50	(12,164)	(31)
Selling, general, and administrative	8,622	19	12,811	16	(4,189)	(33)
Technology development	3,393	8	10,606	13	(7,213)	(68)
Client reimbursements	350		621		(271)	(44)
Impairment of goodwill, intangible assets and other long-lived assets	43,692	97	—		43,692	—
Depreciation and amortization	5,112	8	8,047	10	(2,935)	(36)
Interest (expense) income:
Interest income	15		97		(82)	(85)
Interest expense	(595)		(348)		247	71
Income tax (benefit) provision	(533)		86		(619)	(720)

Net (loss) income	$(43,153)		$7,651		$(50,804)

Transaction processing revenues. The decrease for both the three and nine months ended September 30, 2009 compared to the same periods in the prior year was primarily due to a reduction in corporate and leisure travel volumes related to the economic downturn in the global travel industry and as a result of the decreased level of services provided to Expedia as previously discussed. We expect revenues per transaction to continue to decline in the future because of scaled pricing we offer to clients for increased volume, as well as trends in the travel processing supply chain that are putting negative pressure on our revenue per transaction.

Data reporting revenues. The decrease in data reporting revenues for the three months ended September 30, 2009 compared to the same period in the prior year was primarily due to volume reductions and customer churn as a result of the economic downturn in the global travel industry. Additionally, the decrease in data reporting revenues for the nine months ended September 30, 2009 compared to the same period in the prior year was primarily due to the recognition of $10.0 million of routine data reporting revenues from Citibank that were previously deferred and the sale of a $4.5 million limited perpetual license to Citibank in the second quarter of 2008, as previously discussed.

Operating expenses. The decrease in operating expenses for both the three and nine months ended September 30, 2009 compared to the same periods in the prior year was primarily due to the reduction in our revenues and a program to reduce our cost structure primarily through personnel reductions in preparation for significantly lower revenues in 2009. Additionally, we recorded $0.4 million in lease impairment expense related to one of our UK offices closing in the third quarter of 2009 and one-time reductions in personnel-related accrued expenses of $0.7 million in the first quarter of 2009, which were partially offset by severance expenses during the same period.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses for both the three and nine months ended September 30, 2009 compared to the same periods in the prior year was primarily due to a program to reduce our cost structure primarily through reductions in personnel, contract labor and travel in preparation for expected revenues in 2009. Additionally, we recorded one-time reductions in personnel-related accrued expenses of $0.8 million in the first quarter of 2009, which were partially offset by severance expenses during the same period.

Technology development expenses. The decrease in technology development expense for both the three and nine months ended September 30, 2009 compared to the same periods in the prior year was primarily due to a program to reduce our cost structure primarily through reductions in personnel and contract labor in preparation for significantly lower revenues in 2009. Additionally, we recorded one-time reductions in personnel-related accrued expenses of $0.3 million in the first quarter of 2009, which were partially offset by severance expenses during the same period.

Impairment of goodwill, intangible assets and other long-lived assets. We recorded an impairment charge of $43.7 million during the first quarter of 2009 as discussed above.

Depreciation and amortization. The decrease for the three and nine months ended September 30, 2009 compared to the same periods in the prior year was primarily due to a decrease in our capital additions and a reduction in our property and equipment balances as a result of our impairment of other long-lived assets recorded in the first quarter of 2009.

Interest income. The decrease for both the three and nine months ended September 30, 2009 compared to the same periods in the prior year was primarily due to reduced average cash balances available for investment.

Interest expense. The increase for both the three and nine months ended September 30, 2009 compared to the same periods in the prior year was primarily due to additional interest expense related to our credit facility borrowings, which were partially offset by lower interest rates.

Income tax provision (benefit). Income tax provision of $0.1 million was recorded in the three months ended September 30, 2009, related to our alternative minimum tax for our India operations, additional state tax expense based on the completion of the 2008 state tax returns and an adjustment to the deferred tax recorded in Germany for net operating losses. Income tax benefit of $0.5 million was recorded in the nine months ended September 30, 2009 due to the reversal of deferred tax liabilities recorded in 2008 related to our goodwill, which was written-off during the first quarter of 2009.

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

The global financial markets have been and continue to be in turmoil, with volatility in the equity and credit markets and with many financial and other institutions experiencing significant financial distress. At September 30, 2009, our principal sources of liquidity were cash and cash equivalents of $7.8 million and $5.9 million of availability under our revolving credit facility with Atlantic Capital Bank (“ACB”). We had $2.6 million of borrowings outstanding under our credit facility at September 30, 2009. Neither our access to nor the value of our cash equivalents have been negatively affected by the recent liquidity problems of financial institutions. Although we have been prudent in our strategy for our anticipated near-term liquidity needs, it is not possible to accurately predict how the financial market turmoil and the macroeconomic conditions may affect our financial position, results of operations or cash flows. Additional failures of financial and other institutions could impact our customers’ ability to pay us, reduce amounts available under our credit facility, cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and restrict our access to the equity and debt markets. A continuation of the recent turmoil in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing if we need additional liquidity. We would experience liquidity problems if we are unable to obtain sufficient additional financing as our debt becomes due, or we otherwise need additional liquidity. Adverse economic conditions, increased competition, or other unfavorable events also could affect our liquidity.

On October 26, 2009 we amended our Credit Agreement with ACB. The amendment increases the interest rate for loans made under the credit agreement, generally by 25 basis points to LIBOR plus 300 basis points, with a new minimum borrowing rate (4.25%), and extends the maturity date to April 30, 2011. The amendment also maintains BCD Holdings as a guarantor to the Credit Agreement. There were no changes to financial or other covenants from the prior Credit Agreement, and we will continue to pay BCD a guarantee fee of 250-350 basis points, depending on borrowing levels under the Credit Agreement.

Net cash provided by operating activities was $4.7 million in the nine months ended September 30, 2009 compared to $4.9 million in the nine months ended September 30, 2008. Our change in working capital for the nine months ended September 30, 2009 is primarily the result of decreasing revenues.

Net cash used in investing activities was $2.5 million in the nine months ended September 30, 2009, compared to $5.8 million in the nine months ended September 30, 2008. The driver of our 2009 investing activities is our capital expenditures, which include costs associated with internally developed software, as well as infrastructure required to support and maintain our existing systems and opportunities to reduce costs. As of September 30, 2009, we had no material commitments related to capital expenditures.

Net cash used in financing activities was $1.7 million in the nine months ended September 30, 2009, compared to net cash provided by financing activities of $3.7 million in the nine months ended September 30, 2008. The primary drivers for the first nine months of 2009 were repayments on both our credit facility and note payable.

As of September 30, 2009, we are in compliance with all financial covenants of our revolving credit facility with ACB, $5.9 million was available for borrowing, there were $2.6 million of borrowings against the facility and there was a $1.5 million letter of credit against this facility related to the lease of our new Atlanta office. As of September 30, 2009, the effective rate on our outstanding borrowings was 3.06%.

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

Recent Accounting Pronouncements

Codification and the Hierarchy of Generally Accepted Accounting Principles—In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and did not have material effect on our consolidated financial position and results of operations.

Accounting for transfers of financial assets—In June 2009, the FASB issued accounting guidance that in part, amended the derecognition guidance to eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. This guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. We do not expect that the implementation of this guidance will have a material effect on our consolidated financial position and results of operations.

Consolidation of variable-interest entities—In June 2009, the FASB issued accounting guidance that amends the consolidation guidance applicable to variable interest entities. The provisions of the new guidance significantly affect the overall consolidation analysis under the previous guidance. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We do not expect that the implementation of this guidance will have a material effect on our consolidated financial position and results of operations.

Subsequent events—In May 2009, the FASB issued accounting guidance that establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. This guidance is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of this standard did not have a material effect on our consolidated financial position and results of operations.

Recognition and presentation of other-than-temporary impairments—In April 2009, the FASB issued accounting guidance on the recognition and presentation of other-than-temporary impairments. This new guidance amends the existing impairment guidance relating to certain debt securities and requires a company to assess the likelihood of selling the security prior to recovering its cost basis. When a security meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on our consolidated financial position and results of operations.

Interim disclosures about fair value of financial instruments—In April 2009, the FASB issued accounting guidance that requires that the fair value disclosures previously required on an annual basis be included for interim reporting periods. We adopted this guidance on April 1, 2009. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this guidance did not have a material effect on our consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets—In April 2008, the FASB issued guidance which provides for additional considerations to be used in determining useful lives and requires additional disclosure regarding renewals. The adoption of this guidance on January 1, 2009 did not have a material effect on our consolidated financial statements.

Fair value measurements—In September 2006, the FASB issued accounting guidance on fair value measurements, which provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, this guidance expands disclosures about fair value measurements. In February 2008, the FASB issued additional guidance that (1) deferred the effective date of the original guidance for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of the original guidance. We did not elect to present our nonfinancial assets and liabilities at their fair value.

Business combinations and noncontrolling interests in consolidated financial statements—In December 2007, the FASB issued accounting guidance on business combinations and noncontrolling interests in consolidated financial statements. The guidance on business combinations requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, it also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs. Under the guidance on noncontrolling interests, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. Our adoption of this guidance did not have a material effect on our consolidated financial statements.

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

In evaluating these forward-looking statements, you should consider the following factors, as well as others set forth under “Risk Factors” in this Quarterly Report on Form 10-Q filed with the SEC and as are detailed from time to time in other reports we file with the SEC, which may cause our actual results to differ materially from any forward-looking statement:

•	the loss of current key clients or the inability to obtain new clients;

•	volatility in the number of transactions we service;

•	failure or interruptions of our software, hardware or other systems;

•	industry declines and other competitive pressures; and

•	our ability to control costs and implement measures designed to enhance operating efficiencies.

Any subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above, as well as the risk factors contained in this Quarterly Report. Except as required by law, we disclaim any obligation to update such statements or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 4T.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2009. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of September, 2009, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully consider the following risk factors, as well as other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q. If any of the possible adverse events described below actually occur, our business, results of operations, or financial condition would likely suffer and the market price of our common stock could decline.

Risks Related to Our Business

A substantial portion of our revenue is generated by our key clients; a significant loss of business with any of these clients would reduce our revenues and our results of operations and financial condition could deteriorate due to lower revenue.

Our top five client contracts accounted for approximately 69% of our total revenues thus far in 2009. Entities affiliated with Expedia, Inc., our largest client, accounted for approximately 43% of our revenue thus far in 2009. Our clients can generally terminate their agreements with us if we do not meet specified performance or other criteria. Some clients, including Expedia.com, can terminate these agreements without cause upon notice and payment of specified fees. If agreements with these or other key clients are terminated, or if we are unable to negotiate favorable renewal terms, our revenues and operating results would be significantly diminished.

Expedia has been a client since its launch in 1996. In December 2006, we replaced our existing contracts with Expedia with a Master Services Agreement (the “Expedia Agreement”). The Expedia Agreement continues through 2010; we are in negotiation with Expedia to extend the Expedia Agreement through 2011 for certain services. Based on discussions with Expedia, we expect that licensing and services that will generate over half of our 2009 revenues from Expedia will cease at the end of 2010. We expect that 2010 revenues from Expedia will be 10-15% lower than in 2009, and that 2011 revenues from Expedia will be approximately one-third their 2009 level, assuming we ultimately come to agreement on renewal terms with Expedia. The agreement being negotiated does not contain minimum volume commitments from Expedia. We can give no assurance that a renewal will occur, nor that we will retain business from Expedia during the renewal term or beyond.

In addition, a number of global airlines have recently announced capacity reductions, some permanent and others seasonal, due to continuing weak air travel demand. In general, reduced airline capacity results in lower transaction volumes for us. Based on our expectation of reduced revenues from Expedia and from lower transaction volumes, it is likely that our revenues, operating results and cash flows will be adversely impacted and the impact will be material, unless sufficiently offset by new revenue growth, further cost reductions, or a combination of the two. Failure by the airlines to increase capacity or failure of the general macroeconomic climate to improve may materially affect our revenues, operating results and cash flows.

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

We currently sell our products and services directly, as well as through a network of distributors, such as American Express, Expedia, Inc. and BCD Travel. In many cases we must rely on the efforts of our partners to sell and implement our products and services. Expected growth may not materialize as quickly as we are anticipating or at all, or distributors may decide to discontinue this relationship with us. Additionally, poor performance by our partners could cause harm to our reputation with the end user corporations and travelers.

Our sales and implementation cycle is lengthy and variable, depends upon factors outside our control, and could cause us to expend significant time and resources prior to earning associated revenues.

The typical sales cycle, whether direct sales or through our distributor network, for our services is lengthy and unpredictable, requires pre-purchase evaluation by a significant number of employees in our clients’ organizations, and often involves a significant operational decision by our clients. Moreover, a purchase decision by a potential large client typically requires the approval of several senior decision makers. Our sales cycle for our larger clients is generally between six and eighteen months. Additionally, the implementation and testing of our services can take up to one year, and unexpected implementation delays and difficulties can occur.

This lengthy and variable sales and implementation cycle may have a negative impact on the timing of our revenues, causing our revenues and operating results to vary significantly from period to period.

We have a history of net losses, and we cannot assure you that we will become profitable.

We incurred net losses in every year of our operations prior to 2006 and again in 2007. As of September 30, 2009, we have incurred a net loss of $43.2 million in 2009 and had an accumulated deficit of $96.0 million. We cannot assure you that we will be able to become profitable or, if we become profitable, will be able to sustain it, on a quarterly or annual basis. Our results of operations will be harmed if our revenues do not increase or are insufficient for us to achieve or sustain profitability.

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

If we are not successful in adapting to changes in technology made by the major GDSs or integrating our systems with those of alternatives to the major GDSs, we may lose clients and market share.

Most of our transaction processing originates from traditional GDSs and, in general, our current solutions are tightly integrated with the four major GDS providers. Unforeseen changes in technologies, standards or procedures at any of the GDS providers could make it difficult for us to integrate our systems. Also, recent travel industry deregulation has resulted in the emergence of alternatives to the traditional GDS providers. Moreover, significant volumes of travel transactions from our clients may migrate to these alternative. If we are not successful in integrating our systems with GDS alternatives as they evolve, we may lose clients and market share.

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

The data intelligence software and consulting services we offer are substantially tied to travel and travel-related processes. We compete against many of the traditional providers in this category. Companies offering such services include Ascential Software Corporation, which is owned by International Business Machines Corporation, Informatica Corporation, and SAS Institute Inc.

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

A significant part of our business is conducted outside of the U.S. During the nine months ended September 30, 2009, we received approximately 25% of our revenue from Europe-based clients. We incur material costs in the United States, United Kingdom, Germany and India. We plan to continue to pursue opportunities abroad, and approximately half of our workforce is located in Bangalore, India. As a result, our future operating results could be negatively affected by a variety of factors, many of which are beyond our control. The risks and potential costs of our international operations include:

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

If the security systems of our databases are breached or compromised in any way, our business and operations could be harmed. Our collection and processing of travel transactions and enhancement of data requires us to receive and store personally identifiable data, such as names and addresses, credit card information and transaction history records. Any breaches of the security systems of our databases could result in the theft of personal confidential information of our customers or other modification of our records. We have had incidents of security breaches which led to the theft of confidential information. If any breaches or compromises to the security systems of our databases were to occur, customers may be deterred from using our products and services, our reputation may be harmed, we may be exposed to liability, and we may incur increased costs relating to any liability.

Our business could be adversely affected by reduced levels of cash, whether from operations or pursuant to the terms of our debt, as well as our ability to refinance our existing debt.

Reduced levels of cash generated from operations as well as our ability to refinance our existing debt could adversely impact our current business and our ability to grow.

Historically, our principal sources of cash have been cash flows from operations and borrowings from banks and other sources. Given the continued weak global economic conditions, operations may continue to generate less cash than in the past. Our current bank credit facility expires in April 2011. We believe that we will be able to secure future renewals with adequate capacity, or to generate additional capital to meet our liquidity needs. However, the credit markets remain volatile, and, as such, can provide no assurances that future renewals of our bank credit facility will be executed at favorable or desirable terms. If we are not successful in achieving the anticipated refinancing the lender is entitled to enforce the guarantee under our credit facility. Management believes its additional sources of liquidity include but are not limited to, generating positive operating cash flows, further reducing our expenses and/or capital expenditures, generating working capital through our clients and/or vendors, refinancing our debt, issuing equity, convertible debt or other securities, or selling assets.

The terms of our senior secured revolving credit facility may limit our ability to grow.

Our senior secured revolving credit facility may restrict our ability to take specific actions, even if such actions may be in our best interest. These restrictions limit our ability to, among other things, make advances to our European operations, make acquisitions, make capital expenditures, incur additional debt and pay dividends. Under the facility, we are subject to maintenance of a maximum consolidated senior leverage ratio (as defined in the facility) of 1.65 to 1 at September 30, 2009, increasing to 1.75 to 1 on December 31, 2009. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in our being required to repay any borrowings, which totaled $2.6 million as of September 30, 2009, before their due date. In addition, these covenants and restrictions may limit our future growth opportunities.

The liquidity of our common stock may be adversely affected if our common stock is delisted from the NASDAQ Capital Market.

In September 2009, we were notified by The NASDAQ Stock Market (“NASDAQ”) that we no longer satisfied the continued listing requirements of the NASDAQ Global Market (the “Global Market”) due to not maintaining shareholders’ equity of at least $10 million as required by Marketplace Rule 5450(b)(1)(A), and were notified by NASDAQ that we no longer satisfied the continued listing requirements of the Global Market due to not maintaining a $1.00 per share bid price as required by Marketplace Rule 5550(a)(2). In response, we submitted an application to list our shares on the NASDAQ Capital Market (the “Capital Market”), which NASDAQ approved in October 2009. As the Capital Market has different continued listing requirements with respect to shareholders’ equity, once the transfer was complete, we were no longer out of compliance with the shareholders’ equity continued listing requirement. The $1.00 bid price requirement, however, applies to both the Global Market and the Capital Market. Under Marketplace Rule 5810(c)(3)(A), we have until March 29, 2010 to regain compliance with the $1.00 minimum bid price standard. Compliance will be regained if the bid price of our common stock closes at $1.00 or more for a minimum of ten consecutive trading days during this period. As of the date of this report, we were not compliant with the $1.00 bid price requirement. If we are not in compliance with this listing standard at the end of the applicable compliance period or if we fail one or more of the other listing requirements in the future, our stock may be delisted. While we may appeal the NASDAQ staff’s determination to a listing qualifications panel, there can be no assurance that we would be successful if we were to appeal.

If we are delisted from the Capital Market, our common stock may be traded over-the-counter on the OTC Bulletin Board or in the “pink sheets” if one or more market makers seeks and obtains approval by the Financial Industry Regulatory Authority (FINRA) to continue quoting in our common stock. The over-the-counter market, however, is generally considered to be less efficient than the Capital Market. Many over-the-counter stocks trade less frequently and in smaller volumes than securities traded on the NASDAQ markets, which could have a material adverse effect on the liquidity and value of our common stock.

We may be unsuccessful in pursuing and integrating business combinations and strategic alliances, which could result in increased expenditures or cause us to fail to achieve anticipated cost savings or revenue growth.

In August 2006 and January 2007, we acquired certain assets and assumed of certain liabilities of Travel Analytics, Inc. (“Travel Analytics”) and Hi-Mark, LLC (“Hi-Mark”), respectively. In December 2007, we acquired the assembled workforce and certain property assets used by Siemens to provide services to TRX in India. We regularly evaluate potential business combinations and growth opportunities and may pursue acquisitions of other companies or technologies in the future in order to maintain and grow revenues and increase our market position. We may not be successful in identifying suitable acquisition candidates or may not be able to obtain financing on acceptable terms for such business combinations or strategic alliances.

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

Acts of terrorism, war and/or pandemic or fear of pandemic could have an adverse effect on the travel industry, which in turn could adversely affect our business due to the possible decrease in new travel bookings.

Travel is sensitive to safety, security, and health concerns, and thus declines after occurrences of and fears of future incidents that affect the safety, security and confidence of travelers. For example, the H1N1 flu pandemic during 2009, the start of the war in Iraq in 2003 and the terrorist attacks of September 11, 2001 resulted in the cancellation of a significant number of flights and travel bookings and a decrease in new travel bookings. Future revenues may be reduced by similar and/or other acts of terrorism, war, or pandemic. The effects of these events could include, among other things, a protracted decrease in demand for air travel due to fear, military and governmental responses and a perceived inconvenience in traveling by air and increased costs and reduced operations by airlines due, in part, to new safety and security directives adopted by the Federal Aviation Administration, Transportation Security Administration, Homeland Security or other governmental agencies.

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

Our collection and processing of travel transactions and our consolidation, extraction, and enhancement of data requires us to receive and store a large volume of personally identifiable data. This type of data is subject to legislation and regulation in various jurisdictions, including the European Union through the Data Protection Directive, and variations of this directive in legislation enacted by member states of the European Union. Such laws typically protect the privacy of personal data that is collected, processed and transmitted in or from these jurisdictions. Our business, financial condition and results of operations could be adversely affected if the laws and regulations are expanded, implemented or interpreted to require changes to our business practices and methods of data collection.

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

We must also comply with laws and regulations applicable to online commerce and businesses in general. Currently, few laws and regulations directly apply to the Internet and commercial online services. Moreover, there is currently great uncertainty about whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. As laws and regulations are adopted or interpreted to address these and other issues, it is likely that such new laws or different applications of existing laws will impose additional burdens on companies conducting business online and may decrease the growth of commercial online services. In turn, this could decrease the demand for our products and services or increase our cost of operations.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of H. Shane Hammond, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of David D. Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRX, INC.

Dated: November 13, 2009	By:	/s/ David D. Cathcart
David D. Cathcart
Chief Financial Officer (principal financial and accounting officer)