Form 10-K
period 2009-12-31
TRX INC/GA
filed 2010-03-09
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 000-51478

TRX, INC.

(Exact name of registrant as specified in charter)

Georgia	58-2502748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2970 Clairmont Road, Suite 300, Atlanta, Georgia	30329
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (404) 929-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s voting stock held by non-affiliates based on the closing price of $0.50 per share was approximately $3.1 million.

The number of shares of the registrant’s common stock outstanding at February 18, 2010 was 18,466,271 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

TRX, INC.

2009 FORM 10-K

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

Company Overview

TRX is a travel technology and data services provider, offering more than 20 software-as-a-service utilities for online booking, reservation processing, data intelligence, and process automation. We provide patented savings maximization solutions, extending spend management services to travel buyers all over the world. We complement all of this with a global workforce focused on travel process automation and reengineering. For the foreseeable future, we intend to focus our efforts on the large opportunities within the travel industry. We deliver our technology applications as a service over the Internet to travel agencies, corporations, travel suppliers, government agencies, credit card associations, credit card issuing banks, and third-party administrators. TRX is headquartered in Atlanta, Georgia with operations and associates in North America, Europe, and Asia.

Our data services technologies allow our clients to use information from multiple and disparate sources to gain new visibility, and to make better decisions, faster. We collect data for our clients in any format from anywhere in the world, and then normalize, validate, and translate this data into client-requested formats. The ability to view data from disparate sources in a consistent, useable format on a timely basis is increasingly important to our target market. We believe that the importance of our data reporting services to our target market has increased due to increasingly fractured data sources and will continue to do so.

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

We target clients in four areas: travel agencies, travel suppliers, corporations, and credit card issuers. During the year ended December 31, 2009, we served more than 298 clients, an increase of over 6% since the previous year. Our client base includes global leaders in the markets we serve, such as American Airlines, Inc., American Express Travel Related Services Company, Inc. (“American Express”), Citibank, N.A. (“Citibank”), and Expedia, Inc. Growing our client roster is a key objective as we strive to reduce dependency on a handful of clients.

We provide expertise in redesigning business processes and their associated systems and resources. We offer our processing capabilities and process reengineering expertise through a comprehensive service offering of hosted technology applications. We provide each of our technology applications individually or as a comprehensive, integrated end-to-end processing solution. As a result, we can add value and earn compensation at multiple points during the lifecycle of a single data record. Our clients typically pay us on a per-transaction basis. We typically have multi-year contracts with minimum volume commitments based on each client’s scale and expected growth rate.

Corporate Background and History

Prior to January 1997, we conducted our business as a division and subsidiary of BCD Travel, formerly WorldTravel BTI, one of the largest corporate travel agencies in the U.S. In January 1997, our business was transferred into a separate business organization. In 1999, TRX was incorporated as a Georgia corporation, and we acquired a data integration provider. In 1999 and 2000, we established European joint ventures to support travel distribution throughout Europe. In January 2004, we purchased the remaining interests in our European joint ventures. We established operations in Bangalore, India in 2004 to support multiple processing activities and technology development functions. In September 2005, we had our initial public offering and were listed for trading on NASDAQ Stock Market (“NASDAQ”). We closed one acquisition in August 2006 and a second acquisition in January 2007 to augment our data reporting offerings in the corporate market.

In 2004, we made a strategic decision to gradually transition away from providing call center services, and since then have closed or sold our call centers in France, Switzerland, England and the United States. On a selective basis, we may continue to provide these services to clients as part of our offerings. We work closely with selected partners to offer end-to-end solutions, including our reservation processing and data reporting services, along with call center services.

Industry Background

Overview

We are a leading technology provider to the travel industry, which is among the largest industries globally and is undergoing dramatic and rapid change. The processes in these industries are complex and data-intensive. For example, the transaction record associated with a single traveler may include 500 or more distinct data fields for each trip.

The industry is focused on achieving a lower per transaction cost, which is difficult due to the complexities and inefficiencies that exist throughout the travel transaction process (from booking through settlement). We believe that automating the travel transaction process is difficult without substantial scale, access to all processes and technology throughout the travel transaction lifecycle, travel industry knowledge and relationships, and travel process reengineering expertise. In addition, we believe industry participants are challenged to reengineer their own cost structure while remaining focused on their core competencies and daily business objectives.

Current Trends

Financial pressure on travel suppliers, particularly airlines, has driven investment in automation to decrease the distribution and fulfillment costs associated with travel transactions, which in the past few years has resulted in market share gains by supplier websites at the expense of other online distribution channels. In addition, suppliers have been utilizing add-on fees as a means of generating incremental revenues after the primary sale for items such as upgrades, meals, and internet access. Other current industry trends include the following:

•

Emphasis on policy compliance and rules management. In an effort to lower travel costs, companies often enter into preferred provider contracts with travel suppliers and also establish corporate travel policies that require interpretation and enforcement on a real-time basis. The splintering of distribution, due in large part to the shift to supplier direct bookings, increases the demand for comprehensive data reporting about corporations’ travel expenditures.

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

Our Products and Services

We believe that our utilities facilitate the distribution of travel in a cost-efficient manner and assist our clients in better managing the vast amounts of data generated by travel and travel-related processes. Our clients are able to use our products and services individually or as a comprehensive, integrated end-to-end bundled solution. We develop our products and services as hosted technologies. We believe that by hosting solutions for our clients we can provide lower costs per transaction, scalability of solutions, continuity of business, rapid product development, compliance with and adaptability to business rules, and speed to market.

Our hosted technology suite includes the following solutions:

Data Reporting enables the aggregation, enhancement, extraction, and reporting of transaction data. Our data reporting suite consolidates data records from a variety of sources, including credit card issuers, credit card networks, back office travel systems, hotel suppliers, airlines, and GDSs (global distribution system), and normalizes those records into a common structure in a single data repository. It also enables enhancement of data records with more detailed transaction data from other sources, increasing the value and utility of the data to our clients. We host the application, warehouse multi-terabytes of client data, deliver information electronically back to clients in any format, and provide Web-based access to our hosted reporting and analysis tool. Clients include American Express, Citibank, UAL Corporation, MasterCard Inc., Carlson Wagonlit Travel, and the United States General Services Administration.

Reservation Processing offers a suite of utilities that processes our clients’ travel data records in a cost efficient manner. Our products enable automated quality control, file finishing, and electronic ticketing, including low fare searches, seat assignments, upgrades, and alternate route and carrier searches. We also handle multiple activities for our clients including exchanges, refunds, waivers and split payments, commission management, fare loading, document distribution, debit memo processing, and back office hosting and settlement. We offer our agency clients software functionality for exception processing and agent workflow management and tracking. We host our Reservation Processing applications for our clients and provide access to them via the Internet. Our Reservation Processing services are used by large travel agencies, corporations and suppliers, including American Airlines, Inc., American Express, Boeing, Expedia, and Travel and Transport, Inc.

Online Booking offers a user-friendly interface for business travelers and/or their travel arrangers to book policy-compliant air, car, and hotel reservations and manage their travel preferences. We host online booking, profiler and agent desktop utilities for our clients and their customers and provide access to these applications via the Internet. We sell these tools to customers primarily through our distributor program that supports corporate travel agencies. Online Booking clients and distributors include Adelman Travel Group, Carlson Wagonlit Travel, BCD Travel, and Travel and Transport, Inc.

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

Our Growth Strategy

During the past several years, our revenues have declined primarily due to our exit from call center operations in the United States and United Kingdom, pricing pressure in our reservation processing products, as well as a loss of and reduced volume from certain reservation processing and online booking clients. We expect these trends to continue.

In order to counteract these continuing trends, we plan to focus on the following:

•

Expand the use of our data reporting utilities. We believe both purchasers and sellers of travel and travel-related products and services have an increasing desire to consolidate and enhance disparate data in order to make better business decisions. We intend to broadly offer our existing and new technologies to those companies globally that would benefit from our independence and our expertise in travel combined with our data reporting capabilities. We expect this expansion to eventually include growth in industries beyond travel, such as financial services and health care. For the foreseeable future, we intend to focus our efforts on the large opportunities within the travel industry.

•

Increase our client base. We believe that our existing and new data reporting technologies enable us to provide valuable services to a very large number of corporations. We began focusing on this large corporate market primarily in the U.S. beginning in 2007, and are continuing to expand both within the U.S. and globally. We believe that increasing the number of users who interact with our technologies will lead to increased adoption of our other utilities.

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

•

Pursue strategic relationships. We intend to pursue strategic relationships with leaders in travel and travel-related industries both in the U.S. and abroad. We believe these relationships will increase the number of users who interact with our technologies and will lead to increased adoption rates of our products and services.

Clients and Partners

During 2009, more than 298 corporations, financial institutions, travel agencies, and travel suppliers used our products and services. In 2009, we handled 81.0 million travel processing transactions, up from 9.3 million in 1999, representing a compound annual growth rate of 24% during this time period. Our primary clients and prospects are large corporations, travel suppliers, credit card issuing banks, and medium and large travel agency distributors. Our top five client contracts accounted for approximately 66% of our total revenues in 2009.

The following alphabetical client list represents our largest clients, each of which generated at least $500,000 of our revenue during 2009.

American Airlines, Inc.	Expedia, Inc. and its affiliates (1)
American Express	Hogg Robinson plc
BCD Travel and affiliates	MasterCard Incorporated
Carlson Wagonlit Travel	UAL Corporation
Citibank	U.S. General Services Administration

(1)	Includes expedia.com, expedia.co.uk, expedia.de, expedia.ca, Egencia Corporate Travel, hotels.com and Hotwire, Inc.

Our clients include the global market leaders in each segment that we serve. We consider our client relationships to be a key strength. We have a history of client renewals and signing long-term contracts with our clients. We believe this is a testimony to our ability to forge strong, lasting relationships with clients to create joint long-term value.

Expedia, Inc. and its affiliates and Citibank represent 42% and 2%, respectively, of our revenues in 2009 compared to 36% and 21%, respectively, of our revenues in 2008. Revenues from Citibank generated in 2009 were significantly less than revenues generated in 2008 because in 2008 we sold a limited perpetual license of certain source code to Citibank in order for Citibank to perform certain services in-house that have previously been hosted by us. We continue to perform maintenance and project services for Citibank. Expedia has been a client since its launch in 1996. In 2006, we replaced our existing contracts with Expedia with a Master Services Agreement (the “Expedia Agreement”). The Expedia Agreement continues through 2010. Based on discussions with Expedia, we expect that licensing and services that generated over half of our 2009 revenues from Expedia will cease at the end of 2010. We expect that 2010 revenues from Expedia will be 10-15% lower than in 2009, and that 2011 revenues from Expedia will be approximately one-third their 2009 level, assuming we agree on renewal terms with Expedia. We can give no assurance that a renewal will occur, nor that we will retain business from Expedia during the renewal term or beyond.

In addition, a number of global airlines have enacted capacity reductions, some permanent and others seasonal, due to continuing weak air travel demand. In general, reduced airline capacity results in lower transaction volumes for us. Based on our expectation of reduced revenues from Expedia and from lower transaction volumes, it is likely that our revenues, operating results and cash flows will be adversely impacted and the impact will be material, unless sufficiently offset by new revenue growth, further cost reductions, or a combination of the two.

Competition

We have different competitors in each category of services that we offer. The data reporting technologies we offer are substantially tied to travel and travel-related processes. We compete against many of the traditional providers in this category. Companies offering such services include IBM, Informatica, SAS, and large travel agencies. As the market for data reporting grows, we believe a number of companies will increase their efforts to develop products and services that will compete with ours. It is also possible that new competitors or alliances among our competitors and potential clients may emerge and rapidly acquire significant market share.

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

We must also comply with laws and regulations applicable to online commerce and businesses in general. There continues to be uncertainty about whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to commercial online services. As laws and regulations are adopted to address these and other issues, it is likely that such new laws or different applications of existing laws will impose additional burdens on companies conducting business online. In turn, such trends could decrease the demand for our products and services or increase our cost of operations.

In addition, government agencies have been contemplating or developing initiatives to enhance national and aviation security. These initiatives may result in conflicting legal requirements with respect to data handling. We may incur legal defense costs and become exposed to potential liabilities as a result of differing views on the privacy of travel data. Travel businesses have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information. It is expected that our business will continue to be affected by privacy and data protection legislation.

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

Employees

As of December 31, 2009, we had approximately 800 employees, of which approximately 250 were located in North America, 150 in Europe and 400 in India. None of our employees are represented by a labor union, although our German operations are subject to German laws requiring, among other requirements, a Works Counsel. We have never experienced a work stoppage and believe our relationship with our employees is good.

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

Our top five client contracts accounted for approximately 66% of our total revenues in 2009. Entities affiliated with Expedia, Inc., our largest client, accounted for approximately 42% of our revenue in 2009. Our clients can generally terminate their agreements with us if we do not meet specified performance or other criteria. Some clients, including Expedia.com, can terminate these agreements without cause upon notice and payment of specified fees. If agreements with these or other key clients are terminated, or if we are unable to negotiate favorable renewal terms, our revenues and operating results would be significantly diminished.

Expedia has been a client since its launch in 1996. In 2006, we replaced our existing contracts with Expedia with a Master Services Agreement (the “Expedia Agreement”). The Expedia Agreement continues through 2010. We expect that licensing and services that generated over half of our 2009 revenues from Expedia will cease at the end of 2010. We expect that 2010 revenues from Expedia will be 10-15% lower than in 2009, and that 2011 revenues from Expedia will be approximately one-third their 2009 level, assuming we agree on renewal terms with Expedia. We can give no assurance that a renewal will occur, nor that we will retain business from Expedia during the renewal term or beyond.

In addition, a number of global airlines have enacted capacity reductions, some permanent and others seasonal, due to continuing weak air travel demand. In general, reduced airline capacity results in lower transaction volumes for us. Based on our expectation of reduced revenues from Expedia and from lower transaction volumes, it is likely that our revenues, operating results and cash flows will be adversely impacted and the impact will be material, unless sufficiently offset by new revenue growth, further cost reductions, or a combination of the two. Failure by the airlines to increase capacity or failure of the general macroeconomic climate to improve may materially affect our revenues, operating results and cash flows.

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

We incurred net losses in every year of our operations prior to 2008. We incurred a net loss of $44.0 million in 2009 and had an accumulated deficit of $96.8 million. We cannot assure you that we will be able to become profitable or, if we become profitable, will be able to sustain it, on a quarterly or annual basis. Our results of operations will be harmed if our revenues do not increase or are insufficient for us to achieve or sustain profitability.

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

Most of our transaction processing originates from traditional GDSs and, in general, our current solutions are tightly integrated with the four major GDS providers. Unforeseen changes in technologies, standards or procedures at any of the GDS providers could make it difficult for us to integrate our systems. Also, travel industry deregulation has resulted in the emergence of alternatives to the traditional GDS providers. Moreover, significant volumes of travel transactions from our clients may migrate to these alternatives. If we are not successful in integrating our systems with GDS alternatives as they evolve, we may lose clients and market share.

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

The data intelligence software and consulting services we offer are substantially tied to travel and travel-related processes. We compete against many of the traditional providers in this category. Companies offering such services include Ascentiald Software Corporation, which is owned by International Business Machines Corporation, Informatica Corporation, and SAS Institute Inc.

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

A significant part of our business is conducted outside of the U.S. During 2009, we received approximately 25% of our revenue from Europe-based clients. We incur material costs in the United States, United Kingdom, Germany and India. We plan to continue to pursue opportunities abroad, and approximately half of our workforce is located in Bangalore, India. As a result, our future operating results could be negatively affected by a variety of factors, many of which are beyond our control. The risks and potential costs of our international operations include:

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

Our senior secured revolving credit facility may restrict our ability to take specific actions, even if such actions may be in our best interest. These restrictions limit our ability to, among other things, make advances to our European operations, make acquisitions, make capital expenditures, incur additional debt and pay dividends. Under the facility, we are subject to maintenance of a maximum consolidated senior leverage ratio (as defined in the facility) of 1.75 to 1 at December 31, 2009. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in our being required to repay any borrowings, which totaled $1.6 million as of December 31, 2009, before their due date. In addition, these covenants and restrictions may limit our future growth opportunities.

The liquidity of our common stock may be adversely affected if our common stock is delisted from the NASDAQ Capital Market.

In September 2009, we were notified by the NASDAQ that we no longer satisfied the continued listing requirements of the NASDAQ Global Market (the “Global Market”) due to not maintaining shareholders’ equity of at least $10 million as required by Marketplace Rule 5450(b)(1)(A), and were notified by NASDAQ that we no longer satisfied the continued listing requirements of the Global Market due to not maintaining a $1.00 per share bid price as required by Marketplace Rule 5550(a)(2). In response, we submitted an application to list our shares on the NASDAQ Capital Market (the “Capital Market”), which NASDAQ approved in October 2009. As the Capital Market has different continued listing requirements with respect to shareholders’ equity, once the transfer was complete, we were no longer out of compliance with the shareholders’ equity continued listing requirement. The $1.00 bid price requirement, however, applies to both the Global Market and the Capital Market. Under Marketplace Rule 5810(c)(3)(A), we have until March 29, 2010 to regain compliance with the $1.00 minimum bid price standard. Compliance will be regained if the bid price of our common stock closes at $1.00 or more for a minimum of ten consecutive trading days during this period. As of the date of this report, we were not compliant with the $1.00 bid price requirement. If we are not in compliance with this listing standard at the end of the applicable compliance period or if we fail one or more of the other listing requirements in the future, our stock may be delisted. While we may appeal the NASDAQ staff’s determination to a listing qualifications panel, there can be no assurance that we would be successful if we were to appeal. We believe that upon filing this Form 10-K we will receive a notice of non-compliance from NASDAQ regarding failure to satisfy continued listing requirements for listing on the Capital Markets and will delist from the Capital Market shortly thereafter.

When we delist from the Capital Market, our common stock may be traded over-the-counter on the OTC Bulletin Board or in the “pink sheets” if one or more market makers seeks and obtains approval by the Financial Industry Regulatory Authority (FINRA) to continue quoting in our common stock. The over-the-counter market, however, is generally considered to be less efficient than the Capital Market. Many over-the-counter stocks trade less frequently and in smaller volumes than securities traded on the NASDAQ markets, which could have a material adverse effect on the liquidity and value of our common stock.

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

Our headquarters are located in Atlanta, Georgia and consist of approximately 44,000 square feet of office space held under a lease that expires in October 2019. We lease a total of approximately 165,000 square feet globally. As of December 31, 2009, the locations of our other principal leased facilities include Dallas, Texas, Milton, Florida, Tysons Corner, Virginia, Bangalore, India, Berlin, Germany, Leicester, United Kingdom and Crawley, United Kingdom. These leases expire at various times between 2010 and 2019. We ceased operations in Tysons Corner, Virginia during 2008 and have a sublease for the remainder of the lease which expires in 2011. During 2009, we ceased operations in Leicester, United Kingdom with the lease expiring in 2017.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Capital Market under the symbol “TRXI.” See “The liquidity of our common stock may be adversely affected if our common stock is delisted from the NASDAQ Capital Market” in Item 1A “Risk Factors”, included herein. The following table sets forth, for the period indicated, the range of high and low sales prices for our common stock.

	High	Low
Year Ended December 31, 2009:
First Quarter	$0.59	$0.22
Second Quarter	$0.60	$0.25
Third Quarter	$1.85	$0.36
Fourth Quarter	$0.95	$0.42
Year Ended December 31, 2008:
First Quarter	$2.40	$1.00
Second Quarter	$1.55	$1.21
Third Quarter	$1.51	$0.90
Fourth Quarter	$1.14	$0.36

As of December 31, 2009, there were approximately 44 holders of record of our common stock. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

We have not paid or declared any cash dividends on our common stock. We currently expect to retain all of our earnings for use in developing our business and do not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be paid at the discretion of our board of directors and will depend, among other things, upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our board of directors may deem relevant. We have certain restrictions on the declaration and payment of dividends as defined under the “Restricted Payments” section of our credit agreement with Atlantic Capital Bank.

Item 6.	Selected Financial Data

Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the years ended December 31, 2009 and 2008. Also discussed is our financial position as of December 31, 2009. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

TRX is a travel technology and data services provider, offering more than 20 software-as-a-service utilities for online booking, reservation processing, data intelligence, and process automation. We provide patented savings maximization solutions, extending spend management services to travel buyers all over the world. We complement all of this with a global workforce focused on travel process automation and reengineering. For the foreseeable future, we intend to focus our efforts on the large opportunities within the travel industry. We deliver our technology applications as a service over the Internet to travel agencies, corporations, travel suppliers, government agencies, credit card associations, credit card issuing banks, and third-party administrators. TRX is headquartered in Atlanta, Georgia with operations and associates in North America, Europe, and Asia.

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

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia and its affiliates, accounted for 42% and 36% of our total revenues in 2009 and 2008, respectively. Expedia has been a client since its launch in 1996. In 2006, we replaced our existing contracts with Expedia with a Master Services Agreement (the “Expedia Agreement”). The Expedia Agreement continues through 2010. We expect that licensing and services that generated over half of our 2009 revenues from Expedia will cease at the end of 2010. We expect that 2010 revenues from Expedia will be 10-15% lower than in 2009, and that 2011 revenues from Expedia will be approximately one-third their 2009 level, assuming we agree on renewal terms with Expedia. We can give no assurance that a renewal will occur, nor that we will retain business from Expedia during the renewal term or beyond.

In addition, a number of global airlines have enacted capacity reductions, some permanent and others seasonal, due to continuing weak air travel demand. In general, reduced airline capacity results in lower transaction volumes for us. Based on our expectation of reduced revenues from Expedia and from lower transaction volumes, it is likely that our revenues, operating results and cash flows will be adversely impacted and the impact will be material, unless sufficiently offset by new revenue growth, further cost reductions, or a combination of the two.

Our scale and process-reengineering expertise has allowed us to reduce our costs in several areas when measured on a per transaction basis, and we continue to take steps to reduce our cost structure in the normal course of business. Additionally, in September 2008 we announced a cost reduction program specifically designed to align our costs with expectations of reduced 2009 revenues. Reductions made in 2008 and 2009 included personnel, leasehold and other operations-related costs. We have established pricing models that provide volume-based discounts to share scale efficiencies with our clients to ensure long-term, mutually-beneficial relationships. As a result, our average revenue per transaction has generally declined over the last few years. We expect it to continue to decline in the future because of scale efficiencies, as well as trends in the travel processing supply chain that are putting negative pressure on our revenue per transaction.

On July 13, 2007, TRX and Citibank executed an amendment to the Master Services Agreement dated February 1, 2002, as amended. The Amendment extends the scheduled expiration date of the Citibank Master Services Agreement from January 13, 2009 to December 31, 2010. The primary purpose of the Amendment was for TRX to sell a $4.5 million limited perpetual license of certain source code to Citibank in order for Citibank to perform certain services in-house that had previously been hosted by TRX. TRX continues to perform maintenance and project services for Citibank. As a result of the Amendment, recurring revenues from Citibank generated in 2008 were significantly less than revenues generated in 2007 and continued to decline in 2009.

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

The sale of the license, the compensation for the assets referred to above, and the hosting services are all elements of the Amendment. In accordance with the Financial Accounting Standards Board (“FASB”) Standards Codification, as there was no vendor specific objective evidence of the fair value of the perpetual license at the effective date of the Amendment, revenue associated with the hosting services was deferred until April 30, 2008, when the sale of the perpetual license occurred. We recognized revenue for the hosting services of $10.0 million in the second quarter of 2008. All costs associated with the hosting services were expensed as incurred from July 2007 through April 2008.

Effective January 1, 2009, we extended the Amended and Restated Master Agreement by and between TRX Technology and BCD Travel (the “Master Agreement”) for the period January 1, 2009 through August 31, 2009 for reservation processing services only. The provisions of the Master Agreement expired on December 31, 2008 with regard to all other services covered by that agreement. A separate three year agreement with an effective date of January 1, 2009 was entered into between the parties for online booking services, which had previously been covered under the Master Agreement.

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

Goodwill and other intangible assets. Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually as of September 30 or more frequently if an event occurs or circumstances change that more likely than not reduce the value of a reporting unit below its carrying value. We have one reporting unit as defined by the applicable guidance. For purposes of goodwill impairment testing, we compare the fair value of the reporting unit determined on the basis of expected discounted future cash flows with its carrying amount, including goodwill. We also compare the guideline public company and guideline transaction methods to the value derived from the income approach as a test of the reasonableness of our discounted cash flow analysis. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired. If goodwill is considered impaired, the impairment loss to be recognized is measured as the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill. As a result of declining market conditions from January 1, 2009 to March 31, 2009, and their related effect on current and anticipated volumes and pricing with clients, we determined that it was necessary to test goodwill for impairment as of March 31, 2009. We used the same approach that was used during the 2008 impairment analysis, which required estimates of future operating results and cash flows of the reporting unit discounted using estimated discount rates ranging from 16% to 18%. The estimates of future operating results and cash flows were principally derived from an updated long-term financial outlook in light of the first quarter of 2009 market conditions and the challenging economic outlook. As a result of our impairment test, we determined that goodwill was fully impaired and recorded goodwill impairment charges of $37.7 million during 2009, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our consolidated statements of operations. We expect to record additional goodwill impairment charges for future earnout payments, until our financial outlook improves thereby justifying the recording of a goodwill asset.

The outcome of our goodwill impairment analysis as of March 31, 2009 indicated that the carrying amount of certain acquisition-related intangible assets or asset groups may not be recoverable. We assessed the recoverability of the acquisition-related intangible assets by determining whether the unamortized balances could be recovered through undiscounted future net cash flows. We determined that certain of the acquisition-related intangible assets were impaired primarily due to the revised lower revenue forecasts associated with the products incorporating the trademarks and patents, customer relationships and non-compete agreements. We measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, we recorded a noncash impairment charge of approximately $1.1 million during the first quarter of 2009, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our consolidated statements of operations.

Impairment of long-lived assets. We record our long-lived assets, such as property and equipment and software development costs, at cost. We review the carrying value of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. We evaluate these assets by examining estimated future cash flows to determine if their current recorded value is impaired. We evaluate these cash flows by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will record an impairment of the carrying value of the identified asset as an operating expense in the period in which the determination is made. During the first quarter of 2009, we experienced a continued decline in our business that led us to revise our short-term and long-term financial forecasts which indicated that an impairment of long-lived assets may have occurred. Accordingly, we performed an analysis comparing the undiscounted cash flows estimated to be generated by the long-lived assets to the carrying amounts of those assets. The estimates of future operating results and cash flows are derived from our updated long-term financial forecast. The results of the comparison of our undiscounted cash flows to the carrying value of the long-lived assets indicated a requirement to move to a fair value approach. The values of the intangible long lived assets were determined using both the cost approach and an income approach. The relief from royalty method was the specific income approach utilized. We also used an appraisal of certain long-lived fixed assets to support our conclusions related to those assets. As a result, we recorded a long-lived asset impairment noncash charge during the first quarter of 2009 of $5.2 million, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our consolidated statements of operations.

Transaction processing provisions. We have recorded estimates to account for processing errors made in the ticketing or fareloading process that result in tickets being issued at incorrect prices or from agency commissions being miscalculated. Our reserve for processing errors is based on several factors including historical trends, average debit memo lag time and timely identification of errors. Transaction processing provisions were $0.6 million and $0.9 million during 2009 and 2008, respectively, and are included as operating expenses in our consolidated statements of operations.

Results of Operations

Comparison of Years Ended December 31, 2009 and December 31, 2008

The following table sets forth selected statement of operations data.

	Years Ended December 31,
	2009		2008		Change
	(dollars in thousands)
Revenue:
Transaction processing	$47,212	80%	$63,517	67%	$(16,305)	(26)%
Data reporting	11,661	20	31,908	33	(20,247)	(63)

Transaction and other revenues	58,873	100	95,425	100	(36,552)	(38)
Client reimbursements	470		798

Total revenues	59,343		96,223
Expenses:
Operating	36,406		49,761		(13,355)	(27)
Selling, general, and administrative	10,979		17,185		(6,206)	(36)
Technology development	4,343		12,875		(8,532)	(66)
Client reimbursements	470		798		(328)	(41)
Impairment of goodwill, intangible assets and other long-lived assets	43,939		—		43,939	—
Depreciation and amortization	6,454		10,659		(4,205)	(39)
Interest (expense) income:
Interest income	15		101		(86)	(85)
Interest expense	(789)		(570)		219	38
Income tax (benefit) provision	(23)		774		(797)	(103)

Net (loss) income	$(43,999)		$3,702		(47,701)

Transaction processing revenues. The decrease for 2009 compared to the prior year was due to a reduction in corporate and leisure travel volumes related to the economic downturn in the global travel industry and as a result of the decreased level of services provided to Expedia as previously discussed. We expect revenues per transaction to continue to decline in the future because of scaled pricing we offer to clients for increased volume, as well as trends in the travel processing supply chain that are putting negative pressure on our revenue per transaction.

Data reporting revenues. The decrease in data reporting revenues for 2009 compared to the prior year was primarily due to the recognition during 2008 of $6.5 million of routine data reporting revenues from Citibank and the sale of a $4.5 million limited perpetual license to Citibank in the second quarter of 2008, as previously discussed. Volume reductions and customer churn as a result of the economic downturn in the global travel industry have also contributed to lower data reporting revenues in 2009.

Operating expenses. The decrease in operating expenses for 2009 compared to the prior year was primarily due to the reduction in our revenues and a program to reduce our cost structure primarily through personnel reductions in preparation for significantly lower revenues in 2009. Additionally, we recorded $0.5 million in lease impairment expense related to one of our UK offices closing in 2009 and one-time reductions in personnel-related accrued expenses of $0.7 million in the first quarter of 2009, which were partially offset by severance expenses during the same period.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses for 2009 compared to the prior year was primarily due to a program to reduce our cost structure primarily through reductions in personnel, contract labor and travel in preparation for expected revenues in 2009. Additionally, we recorded one-time reductions in personnel-related accrued expenses of $0.8 million in the first quarter of 2009, which were partially offset by severance expenses during the same period.

Technology development expenses. The decrease in technology development expense for 2009 compared to the prior year was primarily due to a program to reduce our cost structure primarily through reductions in personnel and contract labor in preparation for significantly lower revenues in 2009. Additionally, we recorded one-time reductions in personnel-related accrued expenses of $0.3 million in the first quarter of 2009, which were partially offset by severance expenses during the same period.

Impairment of goodwill, intangible assets and other long-lived assets. We recorded an impairment charge of $43.9 million during 2009 as discussed above.

Depreciation and amortization. The decrease for 2009 compared to the prior year was primarily due to a decrease in our capital additions and a reduction in our property and equipment balances as a result of our impairment of other long-lived assets recorded in the first quarter of 2009.

Interest income. The decrease for 2009 compared to the prior year was primarily due to reduced average cash balances available for investment.

Interest expense. The increase for 2009 compared to prior year was due to additional interest expense related to our credit facility borrowings.

Income tax (benefit) provision. Income tax benefit of $23,000 was recorded in 2009 primarily due to $0.5 million of tax expense recorded as a result of an increase for uncertain tax positions related to our operations in Germany and $0.1 million of tax expense related to our operations in India, largely offset by the reversal of $0.6 million of deferred tax liabilities recorded in 2008 related to our goodwill, which was written-off during the first quarter of 2009. Deferred tax expense for 2008 and our deferred tax liability as of December 31, 2008 includes an adjustment of $0.4 million to increase our deferred tax valuation allowance, which should have been recorded in 2007. Such adjustment was not material to any prior quarterly or annual periods.

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

The global financial markets have been and continue to be in turmoil, with volatility in the equity and credit markets and with many financial and other institutions experiencing significant financial distress. At December 31, 2009, our principal sources of liquidity were cash and cash equivalents of $2.9 million and $6.9 million of availability under our revolving credit facility with Atlantic Capital Bank (“ACB”). We had $1.6 million of borrowings outstanding under our credit facility at December 31, 2009. Neither our access to nor the value of our cash equivalents have been negatively affected by the recent liquidity problems of financial institutions. Although we have been prudent in our strategy for our anticipated near-term liquidity needs, it is not possible to accurately predict how the financial market turmoil and the macroeconomic conditions may affect our financial position, results of operations or cash flows. Additional failures of financial and other institutions could impact our customers’ ability to pay us, reduce amounts available under our credit facility, cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and restrict our access to the equity and debt markets. A continuation of the turmoil in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing if we need additional liquidity. We would experience liquidity problems if we are unable to obtain sufficient additional financing as our debt becomes due, or we otherwise need additional liquidity. Adverse economic conditions, increased competition, or other unfavorable events also could affect our liquidity.

In October 2009, we amended our Credit Agreement with ACB. The amendment increases the interest rate for loans made under the credit agreement, generally by 25 basis points to LIBOR plus 300 basis points, with a new minimum borrowing rate (4.25%), and extends the maturity date to April 30, 2011. The amendment also maintains BCD Holdings as a guarantor to the Credit Agreement. There were no changes to financial or other covenants from the prior Credit Agreement, and we will continue to pay BCD a guarantee fee of 250-350 basis points, depending on borrowing levels under the Credit Agreement.

Net cash provided by operating activities was $1.9 million during 2009, compared to $5.1 million during 2008. Our change in working capital for 2009 is primarily the result of decreasing revenues.

Net cash used in investing activities was $3.1 million during 2009, compared to $7.5 million during 2008. The driver of our investing activities is our capital expenditures, which include costs associated with internally developed software, as well as infrastructure required to support and maintain our existing systems and opportunities to reduce costs. As of December 31, 2009, we had no material commitments related to capital expenditures.

Net cash used in financing activities was $3.0 million during 2009, compared to net cash provided by financing activities of $0.9 million during 2008. The primary drivers for 2009 were repayments on both our credit facility and note payable.

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

Our financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on having sufficient liquidity for our operations. As of December 31, 2009, we are in compliance with all financial covenants of our revolving credit facility with ACB, $6.9 million was available for borrowing, there were $1.6 million of borrowings against the facility and there was a $1.5 million letter of credit against this facility related to the lease of our new Atlanta office. As of December 31, 2009, the interest rate on our outstanding borrowings was 4.25%. We expect to remain in compliance with all financial covenants over the remaining term of our revolving credit facility with ACB, however, we acknowledge that market conditions remain uncertain, and, as such, can provide no assurances that we will remain in compliance. We monitor our expected debt compliance and believe we would have time to further reduce our expenses and/or capital expenditures if needed to remain in compliance. If we are not successful in maintaining our debt compliance the lender is entitled to enforce the guarantee under our credit facility. Management believes its additional sources of liquidity include but are not limited to, generating positive operating cash flows, generating working capital through our clients and/or vendors, refinancing our debt, or selling assets. Management cannot provide assurance that we will be successful in executing one or more of these liquidity initiatives in order to continue as a going concern.

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

Recent Accounting Pronouncements

Certain Revenue Arrangement That Include Software Elements—In October 2009, the FASB issued guidance that changed the accounting model for revenue arrangements that include both tangible products and software elements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not elect to adopt this guidance early and do not expect that the implementation of this guidance will have a material effect on our consolidated financial position and results of operations.

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

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

TRX, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of TRX, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TRX, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

March 8, 2010
Atlanta, Georgia

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 and 2008

(In thousands, except share data)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,897	$6,873
Trade accounts receivable, net	6,371	7,916
Prepaids and other	2,693	2,480

Total current assets	11,961	17,269

NONCURRENT ASSETS:
Property and equipment, net	6,996	16,212
Goodwill	—	37,305
Other assets, net	791	2,706

Total noncurrent assets	7,787	56,223

Total assets	$19,748	$73,492

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11,050	$13,409
Customer deposits and deferred revenue	6,427	9,927
Current portion of long-term debt	1,167	1,167

Total current liabilities	18,644	24,503

NONCURRENT LIABILITIES:
Long-term debt—less current portion	2,183	5,150
Deferred income tax	—	705
Other long-term liabilities	1,929	1,917

Total noncurrent liabilities	4,112	7,772

Total liabilities	22,756	32,275

COMMITMENTS AND CONTINGENCIES (NOTE 3)
SHAREHOLDERS’ (DEFICIT) EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 18,644,055 and 18,571,086 shares issued; 18,456,524 and 18,383,555 shares outstanding	186	185
Additional paid-in capital	95,653	95,877
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Cumulative translation adjustment	276	279
Accumulated deficit	(96,829)	(52,830)

Total shareholders’ (deficit) equity	(3,008)	41,217

Total liabilities and shareholders’ (deficit) equity	$19,748	$73,492

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(In thousands, except per share data)

	2009	2008
REVENUES:
Transaction and other revenues	$58,873	$95,425
Client reimbursements	470	798

Total revenues	59,343	96,223

EXPENSES:
Operating, excluding depreciation and amortization	36,406	49,761
Selling, general, and administrative, excluding depreciation and amortization	10,979	17,185
Technology development	4,343	12,875
Client reimbursements	470	798
Impairment of goodwill, intangible assets and other long-lived assets	43,939	—
Depreciation and amortization	6,454	10,659

Total expenses	102,591	91,278

OPERATING (LOSS) INCOME	(43,248)	4,945
INTEREST INCOME (EXPENSE):
Interest income	15	101
Interest expense	(789)	(570)

Total interest expense, net	(774)	(469)

(LOSS) INCOME BEFORE INCOME TAXES	(44,022)	4,476
BENEFIT (PROVISION) FOR INCOME TAXES	23	(774)

NET (LOSS) INCOME	$(43,999)	$3,702

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,432	18,350

Diluted	18,432	18,401

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE	$(2.39)	$0.20

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount
BALANCE—December 31, 2007	18,304,801	$184	$95,519	$(2,294)	$142	$(56,532)	$37,019
Comprehensive income:
Net income	—	—	—	—	—	3,702	3,702
Translation adjustment	—	—	—	—	137	—	137

Total comprehensive income							3,839
Employee stock purchase plan	78,754	1	95	—	—	—	96
Share-based payment expense	—	—	263	—	—	—	263

BALANCE—December 31, 2008	18,383,555	185	95,877	(2,294)	279	(52,830)	41,217
Comprehensive loss:
Net loss	—	—	—	—	—	(43,999)	(43,999)
Translation adjustment	—	—	—	—	(3)	—	(3)

Total comprehensive loss							(44,002)
Employee stock purchase plan	72,969	1	32	—	—	—	33
Share-based payment expense	—	—	(256)	—	—	—	(256)

BALANCE—December 31, 2009	18,456,524	$186	$95,653	$(2,294)	$276	$(96,829)	$(3,008)

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(In thousands)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(43,999)	$3,702

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,591	10,659
Impairment of goodwill, intangible assets and other long-lived assets	43,939	—
Lease impairment	531	—
Provision for bad debts	67	346
Stock compensation (credit) expense	(261)	248
Deferred taxes	(724)	705
Changes in assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	1,537	7,677
Prepaids and other assets	344	431
Accounts payable and accrued liabilities	(2,546)	(6,963)
Customer deposits and deferred revenue	(3,548)	(11,712)

Net cash provided by operating activities	1,931	5,093

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,738)	(7,094)
Payment of contingent consideration	(373)	(225)
Acquisition, net of cash acquired	—	(764)
Proceeds from sale of assets	—	578

Net cash used in investing activities	(3,111)	(7,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,167)	(2,333)
Borrowings from credit facility	9,900	11,526
Payments on credit facility	(11,700)	(8,126)
Debt issue costs	(38)	(215)
Proceeds from stock plans	33	96

Net cash (used in) provided by financing activities	(2,972)	948

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	176	(542)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,976)	(2,006)

CASH AND CASH EQUIVALENTS—Beginning of year	6,873	8,879

CASH AND CASH EQUIVALENTS—End of year	$2,897	$6,873

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(In thousands, except share data)

1. ORGANIZATION AND NATURE OF OPERATIONS

TRX is a travel technology and data services provider, offering more than 20 software-as-a-service utilities for online booking, reservation processing, data intelligence, and process automation. We provide patented savings maximization solutions, extending spend management services to travel buyers all over the world. We complement all of this with a global workforce focused on travel process automation and reengineering. For the foreseeable future, we intend to focus our efforts on the opportunities within the travel industry. We deliver our technology applications as a service over the Internet to travel agencies, corporations, travel suppliers, government agencies, credit card associations, credit card issuing banks, and third-party administrators. TRX is headquartered in Atlanta, Georgia with operations and associates in North America, Europe, and Asia. We are majority-owned by BCD Technology, S.A. (“BCD”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accompanying consolidated financial statements include the accounts of TRX, Inc. and its subsidiaries for the periods presented. All intercompany accounts and transactions have been eliminated. Borrowings and repayments under our senior secured revolving credit facility for the year ended December 31, 2008 previously presented on a net basis in the consolidated statement of cash flows have been corrected and are presented gross in the accompanying consolidated statement of cash flows in order to conform to the current year presentation.

Cash and Cash Equivalents—We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consisted solely of investment grade commercial paper at December 31, 2009 and 2008. Interest income during 2009 and 2008 was $15 and $101, respectively.

Trade Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We maintain an allowance for doubtful accounts to reserve for receivables that are not probable of collection. Management reviews the accounts receivable by aging category to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, management makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. The following table shows our allowance for doubtful accounts and the associated activity for each of the two years ended December 31, 2009 and 2008.

	2009	2008
Balance, January 1	$(486)	$(229)
Provision for bad debts	(67)	(346)
Writeoffs, net of recoveries	131	89

Balance, December 31	$(422)	$(486)

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

The following details the components of property and equipment (and estimated useful lives) at December 31, 2009 and 2008:

	2009	2008
Computers, purchased software, and equipment (3-5 years)	$27,470	$36,937
Internally-developed software costs (3 years)	12,411	11,785
Leasehold improvements (up to 10 years)	2,157	2,510
Furniture and fixtures (7 years)	1,426	2,352

	43,464	53,584
Accumulated depreciation	(36,468)	(37,372)

	$6,996	$16,212

Depreciation expense was $6,235 and $10,294 during 2009 and 2008, respectively.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually as of September 30 or more frequently if an event occurs or circumstances change that more likely than not reduces the value of a reporting unit below its carrying value. We have one reporting unit as defined by the Intangibles—Goodwill and Other Topic of the Financial Accounting Standards Board (“FASB”) Standards Codification. For purposes of goodwill impairment testing, we compare the fair value of the reporting unit determined on the basis of expected discounted future cash flows with its carrying amount, including goodwill. We also compare the guideline public company and guideline transaction methods to the value derived from the income approach as a test of the reasonableness of our discounted cash flow analysis. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired. If goodwill is considered impaired, the impairment loss to be recognized is measured as the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill. No impairment of goodwill was identified in our annual goodwill impairment test as of September 30, 2008. Our market capitalization experienced a significant decline between September 30, 2008 and December 31, 2008, and therefore, we determined that it was necessary to test goodwill for impairment as of December 31, 2008. The results of the impairment test as of December 31, 2008 did not indicate an impairment of our goodwill. We determined the decline was not due to Company-specific factors but, rather, macroeconomic conditions, including rising unemployment levels, turmoil in the credit markets, and deteriorating consumer confidence. However, given the decrease in market capitalization at December 31, 2008, we reconsidered our cash flow projections utilized in our impairment test as of September 30, 2008, including an assessment of our actual results for the fourth quarter of 2008 as compared to our projections for such period, and also assessed whether the discount rate used in our September 30, 2008 impairment test remained appropriate as of December 31, 2008. On the basis of our reconsideration of the cash flow projections and associated discount rate, we determined that the estimated fair value of our reporting unit was below its carrying value.

As a result of continuing declining market conditions from January 1, 2009 to March 31, 2009, and their related effect on current and anticipated volumes and pricing with clients, we determined that it was necessary to test goodwill for impairment as of March 31, 2009. We used the same approach that was used during the 2008 impairment analysis, which required estimates of future operating results and cash flows of the reporting unit discounted using estimated discount rates ranging from 16% to 18%. The estimates of future operating results and cash flows were principally derived from an updated long-term financial outlook in light of the first quarter of 2009 market conditions and the challenging economic outlook. As a result of our impairment test, we determined that goodwill was fully impaired and recorded goodwill impairment charges of $37.7 million during 2009, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our audited consolidated statements of operations. We expect to record additional goodwill impairment charges for future earnout payments, until our financial outlook improves thereby justifying the recording of a goodwill asset.

Our goodwill was acquired through the 1999 purchase of International Software Products in the United States, the 2004 purchase of the remaining unowned interests in the United Kingdom and Central Europe equity method investments, the 2006 purchase of Travel Analytics, Inc. (“Travel Analytics”), the 2007 acquisition of certain assets and assumption of certain liabilities of Hi-Mark, LLC (“Hi-Mark”) and the goodwill resulting from the purchase of the assembled workforce and certain property assets used by Siemens Shares Services LLC (“Siemens”) to provide services to TRX.

The following table discloses the changes in the carrying amount of goodwill during the years ended December 31, 2009 and 2008:

	2009	2008
Balance, January 1	$37,305	$36,981
Accumulated impairment losses	—	—

	37,305	36,981

Earnout on Travel Analytics	347	324
Impairment charge	(37,652)	—

Balance, December 31	37,652	37,305
Accumulated impairment losses	(37,652)	—

	$—	$37,305

Other Intangible Assets—We recorded $1,905 in 2007 to recognize the value of identifiable intangible assets acquired as part of our purchase of certain assets of Hi-Mark, we recorded $539 in 2006 to recognize the value of identifiable intangible assets acquired as part of our purchase of certain assets of Travel Analytics, and we recorded $615 to recognize the value of certain customer relationships as part of our purchase of our European equity method investments in 2004. These amounts are included in other assets, net in the accompanying consolidated balance sheets.

The outcome of our goodwill impairment analysis for the first quarter of 2009 indicated that the carrying amount of certain acquisition-related intangible assets or asset groups may not be recoverable. We assessed the recoverability of the acquisition-related intangible assets by determining whether the unamortized balances could be recovered through undiscounted future net cash flows. We determined that certain of the acquisition-related intangible assets were impaired primarily due to the revised lower revenue forecasts associated with the products incorporating the trademarks and patents, customer relationships and non-compete agreements. We measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, we recorded a noncash impairment charge of approximately $1.1 million during the first quarter of 2009, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our audited consolidated statements of operations.

We expect to record approximately $173 of amortization expense related to these intangible assets in each of the next four years and $44 in the year thereafter. We recorded related amortization expense of $220 and $365 during 2009 and 2008, respectively.

Changes in other intangible assets during 2009 and 2008 were as follows:

	2009	2008
Balance, January 1	$2,068	$2,433
Impairment charge	(1,112)	—
Amortization of intangible assets	(220)	(365)

Balance, December 31	$736	$2,068

A summary of our intangible assets as of December 31, 2009 and 2008 is as follows:

	Useful Lives	December 31, 2009		December 31, 2008
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	6 – 8 years	$—	$—	$615	$(386)
Trademarks and patents	10 years	866	(130)	2,062	(430)
Non-compete agreements	5 years	—	—	382	(175)

		$866	$(130)	$3,059	$(991)

Impairment of Long-Lived Assets—We regularly evaluate whether events and circumstances have occurred that indicate whether the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. During the first quarter of 2009, we experienced a continued decline in our business that led us to revise our short-term and long-term financial forecasts that indicated that an impairment of long-lived assets may have occurred. Accordingly, we performed an analysis comparing the undiscounted cash flows estimated to be generated by the long-lived assets to the carrying amounts of those assets. The estimates of future operating results and cash flows are derived from our updated long-term financial forecast. The results of the comparison of our undiscounted cash flows to the carrying value of the long-lived assets indicated a requirement to move to a fair value approach. The values of the intangible long lived assets were determined using both the cost approach and an income approach. The relief from royalty method was the specific income approach utilized. We also used an appraisal of certain long-lived fixed assets to support our conclusions related to those assets. As a result, we recorded a long-lived asset impairment noncash charge during the first quarter of 2009 of $5.2 million, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our audited consolidated statement of operations.

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

	Balance at March 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Goodwill	$—	$—	$—	$—	$(37,652)
Property and Equipment, net:
Leasehold improvements	514	—	—	514	(765)
Computers, purchased software and equipment	5,623	—	—	5,623	(1,770)
Internally-developed software	2,814	—	—	2,814	(2,639)
Furniture and fixtures	373	—	—	373	—
Other Assets, net:
Trademarks and patents	866	—	—	866	(714)
Customer relationships	—	—	—	—	(211)
Non-compete agreements	—	—	—	—	(188)

	$10,190	$—	$—	$10,190	$(43,939)

Other Assets—At December 31, 2009, other assets include $36 deferred costs associated with the issuance of our revolving credit facility and debt. At December 31, 2008, other assets include $638 of deposits related to our India operations and deferred costs associated with the issuance of our revolving credit facility and debt (Note 4). The deferred costs are being amortized to interest expense using the straight-line method over the life of the related debt.

Accounts Payable and Accrued Liabilities—This balance consists of the following components at December 31, 2009 and 2008:

	2009	2008
Accounts payable and other	$2,412	$5,954
Personnel-related accruals	4,693	5,016
Client-related accruals	2,728	2,180
Lease termination accrual	417	—
Accrued interest	129	101
Income tax payable	534	—
Facility-related accruals	137	158

	$11,050	$13,409

Customer Deposits and Deferred Revenue—Several customer agreements require prepayments to us for transaction revenue. These deposits are recognized as revenue as the service is provided. In addition, deferred revenue primarily represents services and implementation fees that are prepaid, and recognized as revenue when earned. Customer deposits and deferred revenue consist of the following at December 31, 2009 and 2008:

	2009	2008
Customer deposits	$2,890	$4,308
Deferred revenue	3,537	5,619

Total customer deposits and deferred revenue	$6,427	$9,927

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

Concentration of Credit Risk—A significant portion of our revenues is derived from a limited number of clients. Our top five clients accounted for approximately 66% and 78% of our total revenues in 2009 and 2008, respectively. Contracts with the major clients may be terminated by the client if we fail to meet certain performance criteria. Expedia, Inc. and its affiliates accounted for 42% and 36% of revenues in 2009 and 2008, respectively. Citibank accounted for 2% and 21% of revenues during 2009 and 2008. American Express Travel Related Services Company, Inc. (“American Express”) accounted for 16% and 11% of revenues during 2009 and 2008, respectively. At December 31, 2009 and 2008, 16% and 22%, respectively, of our accounts receivable related to American Express and at December 31, 2008, 15% of our accounts receivable related to Citibank.

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

All common stock equivalents with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The following table sets forth the computation of basic and diluted net (loss) income per share:

	2009			2008
	Net Loss	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share
Basic net (loss) income per share	$(43,999)	18,432	$(2.39)	$3,702	18,350	$0.20
Effect of dilutive securities:
Options to acquire common stock	—	—	—	—	51	—

Diluted net (loss) income per share	$(43,999)	18,432	$(2.39)	$3,702	18,401	$0.20

Because of their anti-dilutive effect on the income per share recorded in each of the periods presented, the diluted share base excludes incremental shares related to employee stock options of 2,458 and 2,389 for 2009 and 2008, respectively.

Stock-Based Employee Compensation—We account for stock-based employee compensation under Compensation—Stock Compensation Topic of the FASB Standards Codification. The weighted average grant-date fair value of the options granted during 2009, calculated using the Black-Scholes model, ranged from $0.20 to $0.77. The weighted average grant-date fair value of the options granted during 2008, calculated using the Black-Scholes model, ranged from $0.13 to $0.46.

The following assumptions were used for grants in 2009: dividend yield of zero, volatility of 115.6% to 179.8%, risk-free interest rate of 0.86% to 2.17%, and an expected life of 2.00 to 4.25 years. The following assumptions were used for grants in 2008: dividend yield of zero, volatility of 26.4% to 44.2%, risk-free interest rate of 0.79% to 2.96%, and an expected life of 2.00 to 4.25 years. Through December 2008 expected volatility was based on the volatility of a group of stocks we view as peer companies, due to the limited history of our stock trading on an exchange. We use an estimate for the expected life and historical data to estimate the employee termination and volatility assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected life of the grant.

At December 31, 2009, options to purchase 82,190 shares of common stock were available for future grant under our stock plan. The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.29 – $6.89	1,881,000	8.3	$1.94	649,666	$3.50
$9.00 – $12.24	577,000	5.5	$9.15	572,750	$9.13

	2,458,000	7.7	$3.63	1,222,416	$6.12

Information regarding activity under our stock plan is summarized as follows:

	2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1	2,440,500	$4.98	1,598,810	$8.18
Granted	595,000	0.44	1,090,000	1.20
Cancelled	(577,500)	6.04	(248,310)	8.99
Exercised	—	—	—	—

Outstanding at December 31	2,458,000	$3.63	2,440,500	$4.98

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At December 31, 2009, the aggregate intrinsic value of options outstanding was $108 with a weighted average exercise price of $3.63 and a weighted average remaining contractual term of 7.7 years; the aggregate intrinsic value of the 1,222,416 options exercisable was $4 with a weighted average exercise price of $6.12 and a weighted average remaining contractual term of 6.7 years; and the aggregate intrinsic value of the 2,197,452 options vested or expected to vest was $96 with a weighted average exercise price of $3.63 and a weighted average remaining contractual term of 7.7 years.

The following table summarizes unvested stock options outstanding as of December 31, 2009 as well as activity during the year then ended:

	Unvested Options
	Options	Weighted Average Grant-Date Fair Value
Outstanding at January 1	1,252,167	$2.60
Granted	595,000	0.44
Cancelled	(296,250)	3.13
Vested	(315,333)	3.52

Outstanding at December 31	1,235,584	$1.20

Compensation cost from nonvested stock granted to employees is recognized as expense using the straight-line method over the vesting period. As of December 31, 2009, total unrecognized compensation cost related to nonvested stock options was approximately $186. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years. For 2009 and 2008, our total stock-based compensation (credit) expense was approximately $(256) and $263, respectively.

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

Statement of Cash Flows—Cash paid for interest was $625 and $409 for 2009 and 2008, respectively. Cash paid for income taxes net of amounts refunded was $66 in 2009 and $77 in 2008. We had accrued capital expenditures of $16 and $581 at December 31, 2009 and 2008, respectively.

Foreign Currency Translation—We have subsidiaries operating in the United Kingdom, Germany and India at December 31, 2009. The functional currency of these operations is the local currency. Gains and losses on transactions denominated in currencies other than the functional currency are included in determining net (loss) income for the period in which the exchange rates change. Foreign exchange transaction gains or losses were not material for any period presented. Balance sheet accounts of international subsidiaries are translated at the year-end exchange rate, and income statement accounts are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of shareholders’ equity.

Foreign Currency Exchange Risk—Approximately 25% and 17% of our consolidated revenues during 2009 and 2008 were associated with operations outside of the United States. December 31, 2009, 39% of our consolidated assets were associated with operations outside of the United States compared to 12% at December 31, 2008 The U.S. dollar balance sheets and statements of operations for these businesses are subject to currency fluctuations. We are most vulnerable to fluctuations in the British pound, Euro and Indian rupee against the U.S. dollar. Historically, we have not entered into derivative financial instruments to mitigate this risk, as it has not been cost-effective to do so. Through 2009, the impact of currency fluctuations on our results of operations has not been significant since both revenues and operating costs of these businesses are denominated in local currency.

Segment Reporting—Operating segments are defined by the Segments Topic of the FASB Accounting Standards Codification. Our chief operating decision maker currently operates one operating segment and the expense structure of the business is managed functionally. Our measure of segment profit is consolidated operating income.

Our revenue, aggregated by service offering, is as follows for each of the two years ended December 31, 2009 and 2008:

	2009	2008
Transaction processing	$47,212	$63,517
Data reporting	11,661	31,908

Transaction and other revenues	58,873	95,425
Client reimbursements	470	798

Total	$59,343	$96,223

The following is a geographic breakdown of revenues for the years ended December 31, 2009 and 2008, and a geographic breakdown of long-lived assets at December 31, 2009 and 2008:

	2009	2008
Revenues:
United States	$44,393	$79,926
Germany	9,662	8,923
Other International	5,288	7,374

	$59,343	$96,223

Long-Lived Assets:
United States	$6,386	$15,467
Germany	338	445
Other International	272	300

	$6,996	$16,212

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

Recent Accounting Pronouncements—

Certain Revenue Arrangement That Include Software Elements—In October 2009, the FASB issued guidance that changed the accounting model for revenue arrangements that include both tangible products and software elements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not elect to adopt this guidance early and do not expect that the implementation of this guidance will have a material effect on our consolidated financial position and results of operations.

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

3. COMMITMENTS AND CONTINGENCIES

Lease Obligations—We lease certain facilities and equipment under noncancelable operating lease agreements which expire at various times through 2019. Some of these leases contain renewal options under various terms. Future minimum annual lease payments under the related noncancelable operating leases and future sublease income at December 31, 2009 are as follows:

	Gross	Sub-lease income	Net
2010	$2,972	$639	$2,333
2011	2,011	377	1,634
2012	1,698	—	1,698
2013	1,108	—	1,108
2014	940	—	940
Thereafter	4,850	—	4,850

Total	$13,579	$1,016	$12,563

Rental expense for 2009 and 2008 was $2,240 and $3,220, respectively. The decrease in rent expense is primarily related to reducing our space and rental rate in Atlanta.

Employment Agreements—We have entered into employment agreements with certain key executives. The agreements provide for compensation and benefits through the expiration of the individual agreement upon termination of employment, other than by the employee voluntarily or by us for cause. Minimum commitments under these agreements are $1.7 million for 2010. In 2008, we recorded $1.7 million in compensation expense related to amounts due to our previous chief executive officer and president pursuant to the terms of his employment agreement, as amended, which is included included in our minimum commitments related to our employment agreements to be paid in 2010.

Litigation—We are involved in a few claims incidental to our business. In the opinion of management, the ultimate resolution of such claims will not have a material effect on our financial position, liquidity, or results of operations.

Savings Plan—In the U.S., we sponsor a 401(k) profit-sharing plan (the “Plan”) under which substantially all full-time employees are eligible to participate. Participants are also eligible to receive a discretionary match. In 2009, as part of a program to reduce our cost structure, we decided not to provide funding for the 401K program in the U.S. The reversal of the 2008 amounts accrued for the 401K program funding resulted in a credit to employee related expenses of $294 for 2009. Total expense recognized under the Plan was $414 for 2008.

In the United Kingdom, Germany and India, we participate in defined-contribution plans. Total expense recognized under these plans was $120 and $91 in 2009 and 2008, respectively.

4. DEBT

Debt consists of the following as of December 31, 2009 and 2008:

	Maturity Date	2009	2008
Note payable	April 2011	$1,750	$2,917
Revolver	April 2011	1,600	3,400

Total		3,350	6,317
Less current maturities		1,167	1,167

Long-term debt		$2,183	$5,150

Our note payable relates to the acquisition of certain assets and the assumption of certain liabilities of Hi-Mark, LLC. Hi-Mark is principally owned by Kevin Austin, our Executive Vice President of Product Architecture. Our quarterly principal payments are approximately $300 plus interest at a fixed annual rate of 8.0%. This note matures in April 2011, but all remaining amounts would become immediately due and payable upon a change in control (as defined in the Note Amendment) of TRX. During 2009, we made principal and interest payments of $1,168 and $198, respectively, compared to $2,332 and $317, respectively, during 2008.

Our credit agreement with ACB provides for a senior secured revolving credit facility with aggregate principal commitments not to exceed $10,000, which includes a $2,000 letter of credit subfacility. Any outstanding letters of credit on this subfacility reduce the borrowing capacity of the credit agreement. A loan under the credit agreement may be a Base Rate loan or a LIBOR loan, at the option of TRX. Interest under the credit agreement accrues at an interest rate indexed to the prime rate as announced publicly by ACB from time to time (the “Base Rate”) or LIBOR (plus 1.75% for Base Rate loans and 3.00% for LIBOR loans) for the revolving credit facility, with a minimum borrowing rate of 4.25%. For letters of credit, the letter of credit fee is equal to the Applicable Rate (as defined in the credit agreement) times the daily amount available to be drawn under the letter of credit. Overdue amounts bear a fee of 2% per annum above the rate applicable to these amounts. We capitalized $215 of issuance cost related to this facility and our letter of credit, which is amortized as interest expense over the specific terms of the facility and letter of credit.

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

Our financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on having sufficient liquidity for our operations. As of December 31, 2009, we are in compliance with all financial covenants in the Credit Agreement, $6,900 was available for borrowing, there were $1,600 of borrowings against the facility and there was a $1,500 letter of credit against this facility related to the lease of our Atlanta office. As of December 31, 2009, the interest rate on our outstanding borrowings was 4.25%. We expect to remain in compliance with all financial covenants over the remaining term of our revolving credit facility with ACB, however, we acknowledge that market conditions remain uncertain, and, as such, can provide no assurances that we will remain in compliance. We monitor our expected debt compliance and believe we would have time to further reduce our expenses and/or capital expenditures if needed to remain in compliance. If we are not successful in maintaining our debt compliance the lender is entitled to enforce the guarantee under our credit facility. Management believes its additional sources of liquidity include but are not limited to, generating positive operating cash flows, generating working capital through our clients and/or vendors, refinancing our debt, or selling assets. Management cannot provide assurance that we will be successful in executing one or more of these liquidity initiatives in order to continue as a going concern.

The maturities for our debt are as follows:

2010	1,167
2011	2,183

Long-term debt	$3,350

5. INCOME TAXES

Our domestic and foreign (loss) income before income taxes for 2009 was $(46,300) and $2,278, respectively. Our domestic and foreign income before income taxes for 2008 was $1,586 and $2,890, respectively.

For the years ended December 31, 2009 and 2008, income tax (benefit) provision is comprised of the following:

	2009	2008
Current	$701	$69
Deferred	(724)	705

Total	$(23)	$774

Deferred taxes are as follows at December 31, 2009 and 2008:

	2009	2008
Current deferred tax assets:
Accruals	$706	$1,245
Allowance for doubtful accounts	147	66
Deferred revenue	329	122

Total current deferred tax assets	1,182	1,433
Noncurrent deferred tax assets:
Net operating loss carryforwards—U.S.	15,725	12,785
Net operating loss carryforwards—foreign	2,822	2,995
Intangible assets	5,052	—
Property and equipment	337	—
Stock compensation	366	452
Charitable contribution carryforward	3	1
Indian adjustment	7	6
Indian MAT credit carryforward	159	47
Alternative minimum tax credit (“AMT”) carryforward	168	168

Total noncurrent deferred tax assets	24,639	16,454

Deferred tax liabilities:
Intangible assets	—	705
Property and equipment	—	158

Total deferred tax liabilities	—	863

Net deferred tax assets	25,821	17,024
Valuation allowance	(25,802)	(17,729)

Net deferred tax assets (liabilities)	$19	$(705)

Deferred tax expense for 2008 and our deferred tax liability as of December 31, 2008 includes an adjustment of $400 to increase our deferred tax valuation allowance which should have been recorded in 2007. Such adjustment was not material to any prior quarterly or annual periods.

At December 31, 2009 and 2008, U.S. federal net operating losses of $43,219 and $35,316, respectively, are available to offset future taxable income, and expire beginning in 2021 and continuing through 2029. U.S. state net operating losses of $62,427 and $54,685 are available to offset future state taxable income, and expire beginning in 2020 and continuing through 2029. Foreign net operating losses of $10,516 and $11,935 are available to offset future taxable income, and have expirations ranging from 8 years (with expiration beginning in

2015) to indefinite. At both December 31, 2009 and 2008, AMT credit carryforwards of $168 are available and can be carried forward indefinitely. At December 31, 2009 and 2008, Indian Minimum Alternative Tax (“MAT”) credit carryforwards of $159 and $48, respectively, are available and can be carried forward indefinitely. We do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. As it is our intent to reinvest the earnings of our non-US subsidiaries in those operations, it is not required to provide deferred taxes on any excess. It is not practicable to determine the amount of the unrecognized deferred tax liability for temporary differences related to our investments in foreign subsidiaries.

A reconciliation of income taxes at the federal statutory rate to the tax provision recorded by us for 2009 and 2008 is as follows:

	2009	2008
Federal income tax benefit at statutory rate	34.0%	34.0%
State income taxes—net of federal benefit	0.9	2.2
Impairment of goodwill	(16.8)	—
Other	(0.5)	44.1
Change in deferred tax asset valuation allowance	(17.7)	(63.0)

	(0.1)%	17.3%

The valuation allowance was recorded because management is unable to conclude that it is more likely than not that our net deferred tax assets will be realized in the U.S. and certain foreign jurisdictions.

India has a tax holiday arrangement with the Indian government that exempts it from the 30% standard income tax rate until March 31, 2011. The aggregate dollar effect of the tax holiday as of December 31, 2009 and December 31, 2008 is 369 and 189 respectively. We are, however, subject to the minimum tax regime in the country.

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

Total unrecognized tax benefits as of December 31, 2009 were $1,107; however the majority of this amount is offset by available net operating loss carryforwards.

A reconciliation of unrecognized tax benefits for 2009 and 2008 is presented in the table below.

	2009	2008
Unrecognized tax benefits, January 1	$424	$393
Increase related to prior year’s unrecognized income tax benefits	694	31
Cumulative translation adjustment	(11)	—

Unrecognized income tax benefits, December 31	$1,107	$424

Of this amount, $573 would impact the effective income tax rate if we were to recognize the benefit of such positions.

We are currently being audited in the jurisdiction in which these unrecognized tax benefits reside. We expect that the audit will be completed during the next 12 months and that $943 of the unrecognized tax benefits will be settled during that period.

We account for accrued interest and penalties related to unrecognized tax benefits as income tax expense and reflect accrued interest as part of unrecognized tax benefit. At December 31, 2009 and 2008, we had accrued interest of $9 and $0, respectively. We had no accrued penalties recorded at December 31, 2009 and 2008 due to the existence of net operating loss carryforwards to offset any unrecognized tax benefits.

The following summarizes the open tax years by jurisdiction as of December 31, 2009:

Jurisdiction	Open Tax Years
Federal	2006-2009
Georgia	2006-2009
Florida	2006-2009
South Carolina	2006-2009
Texas	2005-2009
Virginia	2006-2009
West Virginia	2006-2009
United Kingdom	2008-2009
Germany	2004-2009
India	2007-2009

Our last federal audit was for the 2004 tax year, and it was concluded in 2007. We are not currently under audit domestically as of December 31, 2009. We are currently under audit in Germany for the 2004-2006 tax years. We are not under audit for any other international jurisdictions as of December 31, 2009.

6. SHAREHOLDERS’ (DEFICIT) EQUITY

Stock Options—We have two stock-based employee compensation plans. The TRX, Inc. Omnibus Incentive Plan (the “Stock Plan”) was amended upon our initial public offering in September 2005 to, among other things, increase the number of shares available for issuance to employees from 1.3 million to 3.3 million and to expand the types of awards permitted to be made. The Stock Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. Option awards are generally granted with an exercise price equal to the fair market value of our stock at the date of grant; those option awards generally vest ratably over four years and have 10-year contractual terms. Certain option awards provide for accelerated vesting if there is a change of control (as defined in the Stock Plan). In addition our Employee Stock Purchase Plan (“ESPP”) has 500,000 shares reserved for issuance. As of December 31, 2009, 217,072 shares have been issued under our ESPP. See Note 2 for further information about our stock options.

Preferred Stock—We are authorized to issue up to 10,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 2009 and 2008, no preferred stock was outstanding.

7. RELATED-PARTY TRANSACTIONS

BCD Travel is majority-owned by the parent of our majority shareholder, BCD Holdings. In June 2008, we and BCD Travel provided mutual notice of the parties’ intent not to renew the Amended and Restated Master Agreement by and between TRX Technology and BCD Travel (the “Master Agreement”). Effective January 1, 2009, the Master Agreement was extended for the period January 1, 2009 through August 31, 2009 for reservation processing services only. The provisions of the Master Agreement expired on December 31, 2008 with regard to all other services covered by that agreement. A separate three year agreement with an effective date of January 1, 2009 was entered into between the parties for online booking services, which had previously been covered under the Master Agreement. During 2009 and 2008, we recognized transaction and other revenues from BCD Travel, totaling $3,338 and $7,167, respectively. At December 31, 2009 and 2008, respectively, $202 and $1,392 was receivable from BCD Travel.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as of December 31, 2009. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, as of December 31, 2009, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this section will be set forth in our Proxy Statement for the 2010 Annual Meeting of Stockholders in the sections entitled “Proposal 1—Election of Directors,” “Executive Officers and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance. Such information is incorporated herein by reference.

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
H. Shane Hammond
President, Chief Executive Officer

Date: March 9, 2010

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints H. Shane Hammond and David D. Cathcart, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the calendar year ended December 31, 2009, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. SHANE HAMMOND H. Shane Hammond	President, Chief Executive Officer (principal executive officer)	March 9, 2010

/s/ DAVID D. CATHCART David D. Cathcart	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 9, 2010

/s/ NORWOOD H. (“TRIP”) DAVIS, III Norwood H. (“Trip”) Davis, III	Chairman of the Board and Director	March 9, 2010

/s/ JOHAN G. (“JOOP”) DRECHSEL Johan G. Drechsel	Director	March 9, 2010

/s/ MARK R. BELL Mark R. Bell	Director	March 9, 2010

/s/ JOHN F. DAVIS, III John F. Davis, III	Director	March 9, 2010

/s/ JOHN A. FENTENER VAN VLISSINGEN John A. Fentener van Vlissingen	Director	March 9, 2010

/s/ WILLIAM A. CLEMENT, JR. William A. Clement, Jr.	Director	March 9, 2010

TRX, INC.

FORM 10-K

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of TRX, Inc. (filed as Exhibit 3.3 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of TRX, Inc. (filed as Exhibit 3.4 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference).

4.1	Specimen Common Stock certificate (filed as Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1, filed on July 27, 2005 and incorporated herein by reference).

10.1	Letter Agreement, dated December 31, 2004, by and among BCD Technology, S.A. and Norwood H. Davis, III, Davis Family Holdings, LLC and Davis Family Holdings II, LLC (filed as Exhibit 10.5 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.2	Credit Agreement, dated May 30, 2008, by and between TRX, Inc. and Atlantic Capital Bank (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 14, 2008 and incorporated herein by reference).

10.3	First Amendment to Credit Agreement by and between TRX, Inc. and Atlantic Capital Bank, effective December 3, 2008 (filed as Exhibit 10.3 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).

10.4	Second Amendment to Credit Agreement by and between TRX, Inc. and Atlantic Capital Bank, effective October 19, 2009.†

10.5	Promissory Note made by TRX, Inc. in favor of Hi-Mark, LLC, dated January 11, 2007 (filed as Exhibit 10.4 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.6	First Amendment to the Promissory Note made by TRX, Inc. in favor of Hi-Mark, LLC, dated as of November 7, 2008 (filed as Exhibit 10.5 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).

10.7	Services Agreement, dated December 23, 2002, by and between American Airlines, Inc. and TRX Fulfillment Services, LLC (filed as Exhibit 10.17 to Amendment No.1 to our Registration Statement on Form S-1, filed on June 17, 2005 and incorporated herein by reference).*

10.8	Amendment #1 to Services Agreement between TRX Fulfillment Services, LLC and American Airlines, Inc., dated February 1, 2006 (filed as Exhibit 10.8 to our Annual Report on Form 10-K, filed on March 11, 2008 and incorporated herein by reference).*

10.9	Amendment II to Services Agreement between TRX Fulfillment Services, LLC and American Airlines, Inc., effective July 1, 2008 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 14, 2008 and incorporated herein by reference).*

10.10	Amended and Restated Agreement for the Provision of Services, dated December 1, 2005, by and between TRX, Inc. and American Express Travel Related Services Company, Inc. (filed as Exhibit 10.7 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference).*

10.11	Amendment #1 to TRX, Inc. Amended and Restated Agreement for the Provision of Services between TRX, Inc. and American Express Travel Related Service Company, Inc., dated October 23, 2007 (filed as Exhibit 10.10 to our Annual Report on Form 10-K, filed on March 11, 2008 and incorporated herein by reference).*

Exhibit No.	Description
10.12	Amendment #2 to Amended and Restated Agreement for the Provision of Services between TRX, Inc. and American Express Travel Related Services Company, Inc., effective January 1, 2008 (filed as Exhibit 10.11 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).*

10.13	Amendment #3 to Amended and Restated Agreement for the Provision of Services between TRX, Inc. and American Express Travel Related Services Company, Inc., effective October 1, 2008 (filed as Exhibit 10.12 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).*

10.14	Amendment #4 to Amended and Restated Agreement for Provision of Services between TRX, Inc. and American Express Travel Related Services Company, Inc., effective September 1, 2008 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).*

10.15	Master Services Agreement between Expedia, Inc. and TRX, Inc., dated January 1, 2007 (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).*

10.16	Amendment # 1 to Master Services Agreement between Expedia, Inc. and TRX, Inc., dated March 30, 2007 (filed as Exhibit 10.46 to our Quarterly Report on Form 10-Q, filed on May 10, 2007 and incorporated herein by reference).*

10.17	Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective March 3, 2009 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).*

10.18	Second Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective January 1, 2010.†*

10.19	CORREX Services Agreement between Hogg Robinson Plc and TRX Europe Ltd., dated April 1, 2006 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).*

10.20	Amendment to CORREX Services Agreement between Hogg Robinson Plc and TRX Europe Ltd., effective January 1, 2009 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).*

10.21	Amended and Restated Master Agreement dated January 1, 2006 by and between TRX Technology Services, L.P. and World Travel Partners I, LLC (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 4, 2006 and incorporated herein by reference).*

10.22	Amendment 3 to the Amended and Restated Master Agreement between TRX Technology Services, L.P. and BCD Travel USA LLC (formerly known as WorldTravel Partners I, LLC), effective as of January 1, 2009 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 14, 2009 and incorporated herein by reference).*

10.23	Employment Contract between Norwood H. Davis, III and TRX, Inc., dated December 31, 2004 (filed as Exhibit 10.24 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.24	First Amendment to Employment Contract between Norwood H. Davis, III and TRX, Inc., dated August 26, 2005 (filed as Exhibit 10.65 to Amendment No. 8 to our Registration Statement on Form S-1, filed on September 9, 2005 and incorporated herein by reference).

10.25	Second Amendment to Employment Contract between Norwood H. Davis, III and TRX, Inc., dated June 30, 2006 (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 30, 2006 and incorporated herein by reference).

Exhibit No.	Description
10.26	Third Amendment to Employment Contract between Norwood H. Davis, III and TRX, Inc., dated April 5, 2007 (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed April 5, 2007 and incorporated herein by reference).

10.27	Fourth Amendment to Employment Contract between Norwood H. Davis, III and TRX, Inc., dated January 10, 2008 (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed January 11, 2008 and incorporated herein by reference).

10.28	Fifth Amendment to Employment Contract between Norwood H. Davis, III and TRX, Inc., dated December 10, 2008 (filed as Exhibit 10.26 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).

10.29	Employment Contract between H. Shane Hammond and TRX, Inc., dated December 10, 2008 (filed as Exhibit 10.32 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).

10.30	Employment Contract between David Cathcart and TRX, Inc., dated July 1, 2005 (filed as Exhibit 10.27 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.31	First Amendment to Employment Contract between David Cathcart and TRX, Inc., dated November 15, 2006 (filed as Exhibit 10.28 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.32	Second Amendment to Employment Contract between David Cathcart and TRX, Inc., dated December 31, 2008 (filed as Exhibit 10.31 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).

10.33	Employment Contract between Kevin Austin and TRX, Inc, dated December 7, 2006 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).

10.34	First Amendment to Employment Contract between Kevin Austin and TRX, Inc., dated December 31, 2008 (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).

10.35	Office Lease, dated June 25, 2008, by and between TRX, Inc. and NNN Park Central, LLC et. al. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 14, 2008 and incorporated herein by reference).

10.36	TRX, Inc. Omnibus Incentive Plan (filed as Exhibit 10.32 to our Annual Report on Form 10-K, filed February 22, 2006 and incorporated herein by reference).

10.37	TRX, Inc. Employee Stock Purchase Plan. (filed as Exhibit 10.59 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference).

10.38	TRX, Inc. Executive Annual Incentive Plan (filed as Exhibit 10.37 to our Annual Report on Form 10-K, filed February 22, 2006 and incorporated herein by reference).

10.39	Asset Purchase Agreement by and among TRX, Inc., Hi-Mark, LLC, Hi-Mark Travel Systems, Inc., Integrated Profitmark Corporation, LLC and the Owner Entity Shareholders, dated December 7, 2006 (filed as Exhibit 10.44 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).*

10.40	Asset Purchase Agreement by and among Travel Analytics, Inc., Scott Gillespie, Kristina O. Gillespie and TRX, Inc., dated August 2, 2006 (filed as Exhibit 10.45 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).*

21.1	Subsidiaries of the Registrant.†

23.1	Consent of Deloitte & Touche LLP.†

24.1	Power of Attorney (included with signature page hereto).

Exhibit No.	Description
31.1	Certification of H. Shane Hammond, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of David Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Section 906 Principal Executive Officer and Principal Financial Officer Certification.‡

†	Filed herewith.
‡	Furnished herewith.
*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.