Form 10-Q/A
period 2009-06-30
TRX INC/GA
filed 2010-04-15
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 )

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding at April 14, 2010 was 18,466,271 shares.

EXPLANATORY NOTE:

On August 14, 2009, TRX, Inc. filed its Quarterly Report on Form 10-Q for the period ended June 30, 2009 (the “Form 10-Q”) which included Amendment 3 to the Amended and Restated Master Agreement, as amended (the “Amendment”), entered into on May 20, 2009 and effective as of January 1, 2009, by and between TRX Technology Services, L.P. and BCD Travel USA LLC (filed as Exhibit 10.1 thereto). The sole purpose of this Amendment No. 1 to our Form 10-Q is to refile the Amendment to include previously redacted text. No changes to the Quarterly Report have been made.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Amendment 3 to the Amended and Restated Master Agreement between TRX Technology Services, L.P. and BCD Travel USA LLC (formerly known as WorldTravel Partners I, LLC), effective as of January 1, 2009. †*

31.1	Certification of H. Shane Hammond, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to our Quarterly Report on Form 10-Q, filed on August 14, 2009 and incorporated herein by reference).

31.2	Certification of David D. Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to our Quarterly Report on Form 10-Q, filed on August 14, 2009 and incorporated herein by reference).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to our Quarterly Report on Form 10-Q, filed on August 14, 2009 and incorporated herein by reference).

†	Filed herewith.
*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRX, INC.

Dated: April 15, 2010	By:	/S/ DAVID D. CATHCART
David D. Cathcart
Chief Financial Officer (principal financial and accounting officer)