Form 10-Q
period 2010-03-31
TRX INC/GA
filed 2010-05-13
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding at May 1, 2010 was 18,466,271 shares.

TRX, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,047	$2,897
Trade accounts receivable, net	6,927	6,371
Prepaids and other	2,950	2,693

Total current assets	12,924	11,961

NONCURRENT ASSETS:
Property and equipment, net	6,794	6,996
Other assets, net	729	791

Total noncurrent assets	7,523	7,787

Total assets	$20,447	$19,748

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$9,466	$11,050
Customer deposits and deferred revenue	6,322	6,427
Current portion of long-term debt	1,167	1,167

Total current liabilities	16,955	18,644

NONCURRENT LIABILITIES:
Long-term debt—less current portion	3,992	2,183
Other long-term liabilities	1,913	1,929

Total noncurrent liabilities	5,905	4,112

Total liabilities	22,860	22,756

COMMITMENTS AND CONTINGENCIES (NOTE 2)
SHAREHOLDERS’ DEFICIT:
Common stock, $.01 par value; 100,000,000 shares authorized; 18,653,802 and 18,644,055 shares issued; 18,466,271 and 18,456,524 shares outstanding	186	186
Additional paid-in capital	95,604	95,653
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Cumulative translation adjustment	437	276
Accumulated deficit	(96,346)	(96,829)

Total shareholders’ deficit	(2,413)	(3,008)

Total liabilities and shareholders’ deficit	$20,447	$19,748

See notes to unaudited condensed consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ending March 31,
	2010	2009
REVENUES:
Transaction and other revenues	$14,594	$14,899
Client reimbursements	84	102

Total revenues	14,678	15,001

EXPENSES:
Operating, excluding depreciation and amortization	8,552	9,004
Selling, general, and administrative, excluding depreciation and amortization	3,046	2,274
Technology development	951	1,665
Client reimbursements	84	102
Impairment of goodwill, intangible assets and other long-lived assets	89	43,692
Depreciation and amortization	1,030	2,381

Total expenses	13,752	59,118

OPERATING INCOME (LOSS)	926	(44,117)
INTEREST INCOME (EXPENSE):
Interest income	6	9
Interest expense	(184)	(191)

Total interest expense, net	(178)	(182)

INCOME (LOSS) BEFORE INCOME TAXES	748	(44,299)
(PROVISION) BENEFIT FOR INCOME TAXES	(265)	684

NET INCOME (LOSS)	$483	$(43,615)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,465	18,406

Diluted	18,643	18,406

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.03	$(2.37)

See notes to unaudited condensed consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$483	$(43,615)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,067	2,381
Impairment of goodwill, intangible assets and other long-lived assets	83	43,692
Provision for bad debts	79	27
Stock compensation (credit) expense	(56)	68
Changes in assets and liabilities, net of affects of acquisition:
Trade accounts receivable	(678)	209
Prepaids and other assets	(288)	(155)
Accounts payable and accrued liabilities	(948)	(619)
Customer deposits and deferred revenue	(103)	(2,065)

Total adjustments	(844)	43,538

Net cash used in operating activities	(361)	(77)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(980)	(1,192)
Payment of contingent consideration	(89)	(138)

Net cash used in investing activities	(1,069)	(1,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(291)	(292)
Borrowings from credit facility	6,200	3,500
Payments on credit facility	(4,100)	(3,000)
Proceeds from stock plans	6	13

Net cash provided by financing activities	1,815	221

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(235)	(256)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	150	(1,442)

CASH AND CASH EQUIVALENTS—Beginning of period	2,897	6,873

CASH AND CASH EQUIVALENTS—End of period	$3,047	$5,431

See notes to unaudited condensed consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(In thousands, except share data)

1. ACCOUNTING AND REPORTING POLICIES

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

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements of TRX, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. As a result, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2009. Due to the seasonal fluctuations for the purchase of air travel by leisure and corporate travelers as well as credit card volume related to corporate travel, interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary for a fair statement of results for the interim periods presented.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

Reclassifications—Borrowings and repayments under our senior secured revolving credit facility for the three months ended March 31, 2009 previously presented on a net basis in the unaudited condensed consolidated statement of cash flows have been corrected and are presented gross in the accompanying unaudited condensed consolidated statement of cash flows in order to conform to the current year presentation.

Allowance for Doubtful Accounts—We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The balance was $415 and $422 as of March 31, 2010 and December 31, 2009, respectively.

Goodwill—As a result of declining market conditions from January 1, 2009 to March 31, 2009, and their related effect on current and anticipated volumes and pricing with clients, we determined that it was necessary to test goodwill for impairment as of March 31, 2009. We used estimates of future operating results and cash flows of the reporting unit discounted using estimated discount rates ranging from 16% to 18%. The estimates of future operating results and cash flows were principally derived from an updated long-term financial outlook in light of the first quarter of 2009 market conditions and the challenging economy. As a result of our impairment test, we determined that goodwill was fully impaired and recorded a noncash impairment charge to goodwill of $37.4 million during the first quarter of 2009, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited condensed consolidated statements of operations. We expect to record additional goodwill impairment charges for future earnout payments associated with a previous business acquisition transaction, until our financial outlook improves thereby justifying the recording of a goodwill asset.

The following table discloses the changes in the carrying amount of goodwill during the three months ended March 31, 2010:

Balance, January 1	$—

Earnout on Travel Analytics	89
Impairment charge	(89)

Balance, March 31	—
Accumulated impairment losses	(89)

$—

Other Intangible Assets—The outcome of our goodwill impairment analysis for the first quarter of 2009 indicated that the carrying amount of certain acquisition-related intangible assets or asset groups may not be recoverable. We assessed the recoverability of the acquisition-related intangible assets by determining whether the unamortized balances could be recovered through undiscounted future net cash flows. We determined that certain of the acquisition-related intangible assets were impaired primarily due to the revised lower revenue forecasts associated with the products incorporating the trademarks and patents, customer relationships and non-compete agreements. We measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, we recorded a noncash impairment charge of approximately $1.1 million during the first quarter of 2009, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited condensed consolidated statements of operations.

We expect to record approximately $173 of amortization expense related to these intangible assets in each of the next four years. We recorded related amortization expense of $43 and $90 during the three months ended March 31, 2010 and 2009, respectively.

Changes in other intangible assets during the three months ended March 31, 2010 were as follows:

Balance, January 1	$736
Amortization of intangible assets	(43)

Balance, March 31	$693

A summary of our intangible assets as of March 31, 2010 and December 31, 2009 is as follows:

	Useful Lives	March 31, 2010		December 31, 2009
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks and patents	10 years	$866	$(173)	$866	$(130)

		$866	$(173)	$866	$(130)

Impairment of Long-Lived Assets—We regularly evaluate whether events and circumstances have occurred that indicate whether the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. No such indicator of impairment existed at March 31, 2010. During the first quarter of 2009, we experienced a continued decline in our business that led us to revise our short-term and long-term financial forecasts that indicated that an impairment of long-lived assets may have occurred. Accordingly, we performed an analysis comparing the undiscounted cash flows estimated to be generated by the long-lived assets to the carrying amounts of those assets. The estimates of future operating results and cash flows are derived from our updated long-term financial forecast. The results of the comparison of our undiscounted cash flows to the carrying value of the long-lived assets indicated a requirement to move to a fair value approach. The values of the intangible long lived assets were determined using both the cost approach and an income approach. The relief from royalty method was the specific income approach utilized. We also used an appraisal of certain long-lived fixed assets to support our conclusions related to those assets. As a result, we recorded a long-lived asset impairment noncash charge during the first quarter of 2009 of $5.2 million, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited condensed consolidated statement of operations.

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

	Balance at March 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Goodwill	$—	$—	$—	$—	$(37,741)
Property and Equipment, net:
Leasehold improvements	514	—	—	514	(765)
Computers, purchased software and equipment	5,623	—	—	5,623	(1,770)
Internally-developed software	2,814	—	—	2,814	(2,639)
Furniture and fixtures	373	—	—	373	—
Other Assets, net:
Trademarks and patents	866	—	—	866	(714)
Customer relationships	—	—	—	—	(211)
Non-compete agreements	—	—	—	—	(188)

	$10,190	$—	$—	$10,190	$(44,028)

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

Concentration of Credit Risk—A significant portion of our revenues is derived from a limited number of clients. Our top five clients accounted for approximately 68% and 69% of our total revenues in the three months ended March 31, 2010 and 2009, respectively. Contracts with the major clients may be terminated by the client if we fail to meet certain performance criteria. Expedia, Inc. and its affiliates accounted for 44% and 42% of our total revenues in the three months ended March 31, 2010 and 2009, respectively. American Express Travel Related Services Company, Inc. (“American Express”) accounted for 15% of our total revenues in both the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010 and December 31, 2009, 26% and 16%, respectively, of our accounts receivable related to American Express.

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

All common stock equivalents with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Net Income	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic net income (loss) per share	$483	18,465	$0.03	$(43,615)	18,406	$(2.37)
Effect of dilutive securities:
Options to acquire common stock	—	178	—	—	—	—

Diluted net income (loss) per share	$483	18,643	$0.03	$(43,615)	18,406	$(2.37)

Because of their anti-dilutive effect on the net income (loss) per share recorded in each of the periods presented, the diluted share base excludes incremental shares related to 1,853 employee stock options for the three months ended March 31, 2010 and all outstanding employee stock options for the three months ended March 31, 2009.

Stock-Based Employee Compensation—We account for stock-based employee compensation under Compensation – Stock Compensation Topic of the FASB Standards Codification. The weighted average grant-date fair value of the options granted during the three months ended March 31, 2010, calculated using the Black-Scholes model, ranged from $0.66 to $0.70. The weighted average grant-date fair value of the options granted during the three months ended March 31, 2009, calculated using the Black-Scholes model, ranged from $0.23 to $0.27.

The following assumptions were used for grants in the three months ended March 31, 2010: dividend yield of zero, volatility of 133.5% to 175.8%, risk-free interest rate of 0.82% to 1.96%, and an expected life of 2.00 to 4.25 years. The following assumptions were used for grants in the three months ended March 31, 2009: dividend yield of zero, volatility of 117.6% to 129.8%, risk-free interest rate of 0.97% to 1.69%, and an expected life of 2.00 to 4.25 years. Volatility is based on the volatility of our stock. We use historical data to estimate the expected life and employee termination assumptions in our accounting under the FASB’s guidance. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected life of the grant.

The following table summarizes stock options outstanding as of March 31, 2010, as well as activity during the three months then ended:

	Options	Weighted Average Exercise Price
Outstanding at January 1	2,458,000	$3.63
Granted	20,000	0.84
Cancelled	(30,000)	9.00
Exercised	—	—

Outstanding at March 31	2,448,000	$3.54

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At March 31, 2010, the aggregate intrinsic value of options outstanding was $80 with a weighted average remaining contractual term of 7.5 years; the aggregate intrinsic value of the 1,413,250 options exercisable was $4 with a weighted average exercise price of $5.42 and a weighted average remaining contractual term of 6.6 years; and the aggregate intrinsic value of the 2,188,512 options vested or expected to vest was $71 with a weighted average exercise price of $3.54 and a weighted average remaining contractual term of 7.5 years.

The following table summarizes unvested stock options outstanding as of March 31, 2010, as well as activity during the three months then ended:

	Options	Weighted Average Grant-Date Fair Price
Outstanding at January 1	1,235,584	$1.20
Granted	20,000	0.84
Forfeited	—	—
Vested	(220,833)	1.98

Outstanding at March 31	1,034,751	$1.45

Compensation cost from nonvested stock granted to employees is recognized as expense using the straight-line method over the vesting period. As of March 31, 2010, total unrecognized compensation cost related to nonvested stock options was approximately $160. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years. For the three months ended March 31, 2010, our total stock-based compensation credit was $54, and for the three months ended March 31, 2009, our total stock-based compensation expense was approximately $70.

Comprehensive Income (Loss)—Our comprehensive income (loss) includes net income (loss) and cumulative translation adjustments. The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$483	$(43,615)
Cumulative translation adjustment	161	(166)

Total comprehensive income (loss)	$644	$(43,781)

Statement of Cash Flows—Cash paid for interest was $167 and $148 for the three months ended March 31, 2010 and 2009, respectively. Cash paid for income taxes was $44 and $0 for the three months ended March 31, 2010 and 2009, respectively. We had accrued capital expenditures of $1 and $3 at March 31, 2010 and 2009, respectively.

Segment Reporting—Operating segments are defined by the Segments Topic of the FASB Accounting Standards Codification. Our chief operating decision maker currently operates one operating segment and the expense structure of the business is managed functionally. Our measure of segment profit is consolidated operating income.

Our revenue, aggregated by service offering, is as follows:

	Three Months Ended March 31,
	2010	2009
Transaction processing	$11,616	$12,046
Data reporting	2,978	2,853

Transaction and other revenues	14,594	14,899
Client reimbursements	84	102

Total	$14,678	$15,001

The following is a geographic breakdown of revenues for the three months ended March 31, 2010 and 2009, and a geographic breakdown of property and equipment, net at March 31, 2010 and December 31, 2009:

	Three Months Ended March 31,
	2010	2009
Revenues:
United States	$10,648	$11,518
Germany	2,823	2,206
Other International	1,207	1,277

Total	$14,678	$15,001

	At March 31, 2010	At December 31, 2009
Property and equipment, net:
United States	$6,259	$6,386
Germany	283	338
Other International	252	272

	$6,794	$6,996

Litigation—We are involved in a few claims incidental to our business. In the opinion of management, the ultimate resolution of such claims will not have a material effect on our financial position, liquidity, or results of operations.

Recent Accounting Pronouncements—

International Financial Reporting Standards—In February 2010, the SEC issued a policy statement and staff work plan regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed timeline set forth by the SEC, we could be required in fiscal year 2015 to prepare financial statements in accordance with IFRS, and the SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

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

Accounting for transfers of financial assets—In June 2009, the FASB issued accounting guidance that in part, amended the derecognition guidance to eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. This guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The implementation of this guidance did not have a material effect on our consolidated financial position and results of operations.

Consolidation of variable-interest entities—In June 2009, the FASB issued accounting guidance that amends the consolidation guidance applicable to variable interest entities. The provisions of the new guidance significantly affect the overall consolidation analysis under the previous guidance. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The implementation of this guidance did not have a material effect on our consolidated financial position and results of operations.

2. DEBT

Debt consists of the following as of March 31, 2010 and December 31, 2009:

	Maturity Date	March 31, 2010	December 31, 2009
Note payable	April 2011	$1,459	$1,750
Revolver	April 2011	3,700	1,600

Total		5,159	3,350
Less current maturities		1,167	1,167

Long-term debt		$3,992	$2,183

Our note payable relates to the acquisition of certain assets and the assumption of certain liabilities of Hi-Mark, LLC. Hi-Mark is principally owned by Kevin Austin, our Executive Vice President of Product Architecture. Our quarterly principal payments are approximately $300 plus interest at a fixed annual rate of 8.0%. This note matures in April 2011, but all remaining amounts would become immediately due and payable upon a change in control (as defined in the Note Amendment) of TRX. During the three months ended March 31, 2010, we made principal and interest payments of $292 and $35, respectively, compared to $292 and $61, respectively, during the three months ended March, 31, 2009.

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

Our financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on having sufficient liquidity for our operations. As of March 31, 2010, we are in compliance with all financial covenants in the Credit Agreement, $4,800 was available for borrowing, there were $3,700 of borrowings against the facility and there was a $1,500 letter of credit against this facility related to the lease of our Atlanta office. As of March 31, 2010, the interest rate on our outstanding borrowings was 4.25%. We expect to remain in compliance with all financial covenants over the remaining term of our revolving credit facility with ACB, however, we acknowledge that market conditions remain uncertain, and, as such, can provide no assurances that we will remain in compliance. We monitor our expected debt compliance and believe we would have time to further reduce our expenses and/or capital expenditures if needed to remain in compliance. If we are not successful in maintaining our debt compliance the lender is entitled to enforce the guarantee under our credit facility. Management believes its additional sources of liquidity include but are not limited to, generating positive operating cash flows, generating working capital through our clients and/or vendors, refinancing our debt, or selling assets. Management cannot provide assurance that we will be successful in executing one or more of these liquidity initiatives in order to continue as a going concern.

3. RELATED-PARTY TRANSACTIONS

BCD Travel is majority-owned by the parent of our majority shareholder, BCD Holdings. In June 2008, we and BCD Travel provided mutual notice of the parties’ intent not to renew the Amended and Restated Master Agreement by and between TRX Technology and BCD Travel (the “Master Agreement”). Effective January 1, 2009, the Master Agreement was extended for the period January 1, 2009 through August 31, 2009 for the CORREX Services only. The provisions of the Master Agreement expired on December 31, 2008 with regard to all other services covered by that agreement. A separate three year agreement with an effective date of January 1, 2009 was entered into between the parties for the RESX Services, which had previously been covered under the Master Agreement. During the three months ended March 31, 2010 and 2009, we recognized transaction and other revenues from BCD Travel, totaling $353 and $1,020, respectively. At March 31, 2010 and December 31, 2009, respectively, $490 and $202 was receivable from BCD Travel.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three months ended March 31, 2010 and 2009. Also discussed is our financial position as of March 31, 2010. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and the notes to those unaudited condensed consolidated financial statements included elsewhere in this report and the audited consolidated financial statements in our Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia and its affiliates, accounted for 44% and 42% of our total revenues in the three months ended March 31, 2010 and 2009, respectively. Expedia has been a client since its launch in 1996. In 2006, we replaced our existing contracts with Expedia with a Master Services Agreement (the “Expedia Agreement”). The Expedia Agreement continues through 2010. We expect that licensing and services that generated over half of our 2009 revenues from Expedia will cease at the end of 2010. We expect that 2010 revenues from Expedia will be consistent with 2009 levels, and that 2011 revenues from Expedia will be approximately one-half their 2009 level, assuming we agree on renewal terms with Expedia. We can give no assurance that a renewal will occur, nor that we will retain business from Expedia during the renewal term or beyond.

In addition, a number of global airlines have enacted capacity reductions, some permanent and others seasonal, due to continuing weak air travel demand. In general, reduced airline capacity results in lower transaction volumes for us. Based on our expectation of reduced revenues from Expedia and from lower transaction volumes generally, it is likely that our revenues, operating results and cash flows will be adversely impacted and the impact will be material, unless sufficiently offset by new revenue growth, further cost reductions, or a combination of the two.

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

As announced on March 12, 2010, and in light of receiving a notice of noncompliance of the continued listing requirements from The NASDAQ Stock Market, we voluntarily removed our securities from listing and registration on the NASDAQ Capital Market. On March 22, 2010, we filed a Form 25 delisting our shares from the NASDAQ Capital Market, and trading of our shares was suspended effective at the open of business on March 30, 2010. Our common stock has been quoted on the Pink OTC Markets Inc. electronic quotation service (“Pink Sheets”) beginning on April 1, 2010.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates. We believe that, of our significant accounting policies described in Note 1 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q and described in our Form 10-K for the year ended December 31, 2009, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to assist investors in fully understanding and evaluating our consolidated financial condition and results of operations.

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

Goodwill and other intangible assets. Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually as of September 30 or more frequently if an event occurs or circumstances change that more likely than not reduce the value of a reporting unit below its carrying value. We have one reporting unit as defined by the applicable guidance. For purposes of goodwill impairment testing, we compare the fair value of the reporting unit determined on the basis of expected discounted future cash flows with its carrying amount, including goodwill. We also compare the guideline public company and guideline transaction methods to the value derived from the income approach as a test of the reasonableness of our discounted cash flow analysis. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired. If goodwill is considered impaired, the impairment loss to be recognized is measured as the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill. As a result of declining market conditions from January 1, 2009 to March 31, 2009, and their related effect on current and anticipated volumes and pricing with clients, we determined that it was necessary to test goodwill for impairment as of March 31, 2009. We used the same approach that was used during the 2008 impairment analysis, which required estimates of future operating results and cash flows of the reporting unit discounted using estimated discount rates ranging from 16% to 18%. The estimates of future operating results and cash flows were principally derived from an updated long-term financial outlook in light of the first quarter of 2009 market conditions and the challenging economic outlook. As a result of our impairment test, we determined that goodwill was fully impaired and recorded a noncash impairment charge to goodwill of $37.4 million during the first quarter of 2009, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited condensed consolidated statements of operations.

The outcome of our goodwill impairment analysis as of March 31, 2009 indicated that the carrying amount of certain acquisition-related intangible assets or asset groups may not be recoverable. We assessed the recoverability of the acquisition-related intangible assets by determining whether the unamortized balances could be recovered through undiscounted future net cash flows. We determined that certain of the acquisition-related intangible assets were impaired primarily due to the revised lower revenue forecasts associated with the products incorporating the trademarks and patents, customer relationships and non-compete agreements. We measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, we recorded a noncash impairment charge of approximately $1.1 million during the first quarter of 2009, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited condensed consolidated statements of operations.

Impairment of long-lived assets. We record our long-lived assets, such as property and equipment and software development costs, at cost. We review the carrying value of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. We evaluate these assets by examining estimated future cash flows to determine if their current recorded value is impaired. We evaluate these cash flows by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will record an impairment of the carrying value of the identified asset as an operating expense in the period in which the determination is made. No such indicator of impairment existed at March 31, 2010. During the first quarter of 2009, we experienced a continued decline in our business that led us to revise our short-term and long-term financial forecasts which indicated that an impairment of long-lived assets may have occurred. Accordingly, we performed an analysis comparing the undiscounted cash flows estimated to be generated by the long-lived assets to the carrying amounts of those assets. The estimates of future operating results and cash flows are derived from our updated long-term financial forecast. The results of the comparison of our undiscounted cash flows to the carrying value of the long-lived assets indicated a requirement to move to a fair value approach. The values of the intangible long lived assets were determined using both the cost approach and an income approach. The relief from royalty method was the specific income approach utilized. We also used an appraisal of certain long-lived fixed assets to support our conclusions related to those assets. As a result, we recorded a long-lived asset impairment noncash charge during the first quarter of 2009 of $5.2 million, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited condensed consolidated statements of operations.

Transaction processing provisions. We have recorded estimates to account for processing errors made in the ticketing or fareloading process that result in tickets being issued at incorrect prices or from agency commissions being miscalculated. Our reserve for processing errors is based on several factors including historical trends, average debit memo lag time and timely identification of errors. Transaction processing provisions were approximately $25 and $162 during the three months ended March 31, 2010 and 2009, respectively, and are included as operating expenses in our unaudited condensed consolidated statements of operations.

Results of Operations

The following table sets forth selected statement of operations data expressed as a percentage of transaction and other revenues for each of the periods indicated.

Comparison of Three Months Ended March 31, 2010 and March 31, 2009

The following tables set forth comparative revenue and expense items by type, in dollars and as a percentage of transaction and other revenue, for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010		2009		Change
	(dollars in thousands)
Revenue:
Transaction processing	$11,616	80%	12,046	81%	$(430)	(4)%
Data reporting	2,978	20	2,853	19	125	4

Transaction and other revenues	14,594	100%	14,899	100%	(305)	(2)%
Client reimbursements	84		102

Total revenues	14,678		15,001
Expenses:
Operating	8,552		9,004		(452)	(5)
Selling, general, and administrative	3,046		2,274		772	34
Technology development	951		1,665		(714)	(43)
Client reimbursements	84		102		(18)	(18)
Impairment of goodwill, intangible assets and other long-lived assets	89		43,692		(43,603)	(100)
Depreciation and amortization	1,030		2,381		(1,351)	(57)
Interest (expense) income:
Interest income	6		9		(3)	(33)
Interest expense	(184)		(191)		(7)	(4)
Income tax (provision) benefit	(265)		684		949	139

Net income (loss)	$483		$(43,615)		$44,098

Transaction processing revenues. The decrease for the three months ended March 31, 2010 compared to the same period in the prior year was due to the decreased level of services provided to BCD Travel and Expedia. We expect revenues per transaction to continue to decline in the future because of scaled pricing we offer to clients for increased volume, as well as trends in the travel processing supply chain that are putting negative pressure on our revenue per transaction.

Data reporting revenues. The data reporting revenues remained relatively constant for both the three months ended March 31, 2010 and 2009.

Operating expenses. The decrease in operating expenses for the three months ended March 31, 2010 compared to the same period in the prior year was primarily due to the program to reduce our cost structure primarily through personnel reductions which took place throughout 2009.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses for the three months ended March 31, 2010 compared to the same period in the prior year was primarily due to one-time reductions in personnel-related accrued expenses of $0.8 million in the first quarter of 2009, which were partially offset by severance expenses during the same period.

Technology development expenses. The decrease in technology development expense for the three months ended March 31, 2010 compared to the same period in the prior year was primarily due to a program to reduce our cost structure through reductions in personnel and contract labor.

Impairment of goodwill, intangible assets and other long-lived assets. We recorded an impairment charge of $43.9 million during 2009 as discussed above under “Critical Accounting Policies and Estimates.”

Depreciation and amortization. The decrease for the three months ended March 31, 2010 compared to the same period in the prior year was primarily due to a decrease in our capital additions and a reduction in our property and equipment balances as a result of our impairment of other long-lived assets recorded in the first quarter of 2009.

Interest income. The decrease for 2009 compared to the prior year was primarily due to reduced average cash balances available for investment.

Interest expense. Interest expense remained relatively constant for both the three months ended March 31, 2010 and 2009.

Income tax (provision) benefit. Income tax provision of $0.3 million in the three months ended March 31, 2010 was primarily due to income from our international operations. Income tax benefit of $0.6 million in the three months ended March 31, 2009 was primarily related to the reversal of $0.6 million of deferred tax liabilities recorded in 2008 related to our goodwill, which was written-off during the first quarter of 2009.

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

The global financial markets have been and continue to be in turmoil, with volatility in the equity and credit markets and with many financial and other institutions experiencing significant financial distress. At March 31, 2010, our principal sources of liquidity were cash and cash equivalents of $3.0 million and $4.8 million of availability under our revolving credit facility with Atlantic Capital Bank (“ACB”). We had $3.7 million of borrowings outstanding under our credit facility at March 31, 2010. Neither our access to nor the value of our cash equivalents have been negatively affected by the recent liquidity problems of financial institutions. Although we have been prudent in our strategy for our anticipated near-term liquidity needs, it is not possible to accurately predict how the financial market turmoil and the macroeconomic conditions may affect our financial position, results of operations or cash flows. Additional failures of financial and other institutions could impact our customers’ ability to pay us, reduce amounts available under our credit facility, cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and restrict our access to the equity and debt markets. A continuation of the turmoil in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing if we need additional liquidity. We would experience liquidity problems if we are unable to obtain sufficient additional financing as our debt becomes due, or we otherwise need additional liquidity. Adverse economic conditions, increased competition, or other unfavorable events also could affect our liquidity.

Net cash used in operating activities was $0.4 million during the three months ended March 31, 2010, compared to $0.1 million during the three months ended March 31, 2009. The increase in cash use was primarily caused by the payment of year-end performance bonuses to employees; no bonuses were paid in the year-ago quarter.

Net cash used in investing activities was $1.1 million during the three months ended March 31, 2010, compared to $1.3 million during the three months ended March 31, 2009. The driver of our investing activities is our capital expenditures, which include costs associated with internally developed software, as well as infrastructure required to support and maintain our existing systems and opportunities to reduce costs. As of March 31, 2010, we had no material commitments related to capital expenditures.

Net cash provided by financing activities was $1.8 million during the three months ended March 31, 2010, compared to $0.2 million during the three months ended March 31, 2009. The primary driver for 2010 was net borrowings on our credit facility.

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

Our financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on having sufficient liquidity for our operations. As of March 31, 2010, we are in compliance with all financial covenants of our revolving credit facility with ACB, $4.8 million was available for borrowing, there were $3.7 million of borrowings against the facility and there was a $1.5 million letter of credit against this facility related to the lease of our Atlanta office. As of March 31, 2010, the interest rate on our outstanding borrowings was 4.25%. We expect to remain in compliance with all financial covenants over the remaining term of our revolving credit facility with ACB, however, we acknowledge that market conditions remain uncertain, and, as such, can provide no assurances that we will remain in compliance. We monitor our expected debt compliance and believe we would have time to further reduce our expenses and/or capital expenditures if needed to remain in compliance. If we are not successful in maintaining our debt compliance the lender is entitled to enforce the guarantee under our credit facility. Management believes its additional sources of liquidity include but are not limited to, generating positive operating cash flows, generating working capital through our clients and/or vendors, refinancing our debt, or selling assets. Management cannot provide assurance that we will be successful in executing one or more of these liquidity initiatives in order to continue as a going concern.

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

Recent Accounting Pronouncements

International Financial Reporting Standards—In February 2010, the SEC issued a policy statement and staff work plan regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed timeline set forth by the SEC, we could be required in fiscal year 2015 to prepare financial statements in accordance with IFRS, and the SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

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

Accounting for transfers of financial assets—In June 2009, the FASB issued accounting guidance that in part, amended the derecognition guidance to eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. This guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The implementation of this guidance did not have a material effect on our consolidated financial position and results of operations.

Consolidation of variable-interest entities—In June 2009, the FASB issued accounting guidance that amends the consolidation guidance applicable to variable interest entities. The provisions of the new guidance significantly affect the overall consolidation analysis under the previous guidance. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The implementation of this guidance did not have a material effect on our consolidated financial position and results of operations.

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

In evaluating these forward-looking statements, you should consider the following factors, as well as others set forth in Item 1A under the caption “Risk Factors” included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC and as are detailed from time to time in other reports we file with the SEC, any or all of which may cause our actual results to differ materially from any forward-looking statement:

•	the loss of current key clients or the inability to obtain new clients;

•	volatility in the number of transactions we service;

•	failure or interruptions of our software, hardware or other systems;

•	industry declines and other competitive pressures; and

•	our ability to control costs and implement measures designed to enhance operating efficiencies.

Any subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above, as well as the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 . Except as required by law, we disclaim any obligation to update such statements or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 4T.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of March 31, 2010, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There have been changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act, identified in connection with the evaluation that occurred during the first quarter of fiscal 2010 that has materially affected our internal control over financial reporting.

On January 1, 2010, we implemented a new General Ledger system. We have taken the necessary steps to monitor internal controls during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods. This implementation was not undertaken in response to any identified deficiency or weakness to our internal controls over financial reporting.

With the exception of the implementation noted above, there were no changes to internal controls in the first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

Other than as set forth below, the risk factors that could have a negative impact on our business, revenues and performance results remain the same as presented in our annual report on Form 10-K, filed on March 9, 2010, under Item 1A, “Risk Factors.”

Our common stock has been delisted from The NASDAQ Capital Market and is now quoted on the Pink Sheets electronic quotation service, which may, among other things, reduce the price of our common stock and the levels of liquidity available to our shareholders.

As announced on March 12, 2010, and in light of receiving a notice of noncompliance of the continued listing requirements from The NASDAQ Stock Market, we voluntarily removed our securities from listing and registration on the NASDAQ Capital Market. On March 22, 2010, we filed a Form 25 delisting our shares from the NASDAQ Capital Market, and trading of our shares was suspended effective at the open of business on March 30, 2010. Our common stock has been quoted on the Pink OTC Markets Inc. electronic quotation service (“Pink Sheets”) beginning on April 1, 2010.

The trading of our common stock in the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our shareholders. In addition, the trading of our common stock in the Pink Sheets may materially adversely affect our access to the capital markets, and the limited liquidity and potentially reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us. There may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest in our company. There is no assurance that our common stock will continue to be quoted on the Pink Sheets, and failure to be quoted will have a material adverse effect on the price and liquidity of our stock.

Item 6.	Exhibits

Exhibit No.	Description

10.1

American Express Amended and Restated Master Service Agreement for Application Service Provider, including Statements of Work #1-#3 and #6, between TRX, Inc. and American Express Travel Related Services Company, Inc., effective January 1, 2010. †*

10.2	First Amendment to Asset Purchase Agreement by and among TRX, Inc., Hi-Mark, LLC, Hi-Mark Travel Systems, Inc. and the Owner Entity Shareholders, dated January 11, 2010. †*

10.3	Second Amendment to Employment Contract between Kevin Austin and TRX, Inc. dated January 1, 2010. †

31.1	Certification of H. Shane Hammond, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of David D. Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.
*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRX, INC.

Dated: May 13, 2010	By:	/s/ David D. Cathcart
David D. Cathcart
Chief Financial Officer (principal financial and accounting officer)