Form 10-Q/A
period 2010-03-31
TRX INC/GA
filed 2010-08-06
CIK 1103025

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding at August 2, 2010 was 18,466,271 shares.

EXPLANATORY NOTE:

On May 13, 2010, TRX, Inc. filed its Quarterly Report on Form 10-Q for the period ended March 31, 2010 (the “Form 10-Q”) which included the First Amendment to Asset Purchase Agreement (“Amendment”) dated January 11, 2010, by and among TRX, Inc., Hi-Mark, LLC, Hi-Mark Travel Systems, Inc., Kevin Austin, Diane Austin, and Charles Bradsher. The sole purpose of this Amendment No. 1 to our Form 10-Q is to refile the Amendment to include certain previously redacted text. No other changes to the Quarterly Report have been made.

Item 6.	Exhibits

Exhibit No.	Description

10.2	First Amendment to Asset Purchase Agreement by and among TRX, Inc., Hi-Mark, LLC, Hi-Mark Travel Systems, Inc. and the Owner Entity Shareholders, dated January 11, 2010.†*

31.1	Certification of H. Shane Hammond, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of David D. Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.
*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRX, INC.

Dated: August 6, 2010	By:	/s/ David D. Cathcart
David D. Cathcart Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.2	First Amendment to Asset Purchase Agreement by and among TRX, Inc., Hi-Mark, LLC, Hi-Mark Travel Systems, Inc. and the Owner Entity Shareholders, dated January 11, 2010.

31.1	Certification of H. Shane Hammond, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David D. Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.