Form 10-Q
period 2010-09-30
TRX INC/GA
filed 2010-11-12
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding at November 8, 2010 was 18,466,271 shares.

TRX, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,034	$2,897
Trade accounts receivable, net	5,239	6,371
Prepaids and other	3,168	2,693

Total current assets	11,441	11,961

NONCURRENT ASSETS:
Property and equipment, net	6,049	6,996
Other assets, net	642	791

Total noncurrent assets	6,691	7,787

Total assets	$18,132	$19,748

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,531	$11,050
Customer deposits and deferred revenue	4,151	6,427
Current portion of long-term debt	875	1,167

Total current liabilities	13,557	18,644

NONCURRENT LIABILITIES:
Long-term debt—less current portion	4,400	2,183
Other long-term liabilities	1,674	1,929

Total noncurrent liabilities	6,074	4,112

Total liabilities	19,631	22,756

COMMITMENTS AND CONTINGENCIES (NOTE 2)
SHAREHOLDERS’ DEFICIT:
Common stock, $.01 par value; 100,000,000 shares authorized; 18,653,802 and 18,644,055 shares issued; 18,466,271 and 18,456,524 shares outstanding	186	186
Additional paid-in capital	95,387	95,653
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Cumulative translation adjustment	368	276
Accumulated deficit	(95,146)	(96,829)

Total shareholders’ deficit	(1,499)	(3,008)

Total liabilities and shareholders’ deficit	$18,132	$19,748

See notes to unaudited condensed consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES:
Transaction and other revenues	$13,603	$15,237	$42,202	$45,076
Client reimbursements	126	103	357	350

Total revenues	13,729	15,340	42,559	45,426

EXPENSES:
Operating, excluding depreciation and amortization	8,207	9,164	25,026	27,363
Selling, general, and administrative, excluding depreciation and amortization	2,673	3,083	8,665	8,622
Technology development	868	927	2,648	3,393
Client reimbursements	126	103	357	350
Impairment of goodwill, intangible assets and other long-lived assets	69	—	235	43,692
Depreciation and amortization	993	1,325	3,073	5,112

Total expenses	12,936	14,602	40,004	88,532

OPERATING INCOME (LOSS)	793	738	2,555	(43,106)
INTEREST (EXPENSE) INCOME:
Interest income	—	5	7	15
Interest expense	(167)	(203)	(520)	(595)

Total interest expense, net	(167)	(198)	(513)	(580)

INCOME (LOSS) BEFORE INCOME TAXES	626	540	2,042	(43,686)
INCOME TAX (BENEFIT) EXPENSE	(171)	100	359	(533)

NET INCOME (LOSS)	$797	$440	$1,683	$(43,153)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,466	18,442	18,466	18,425

Diluted	18,586	18,627	18,577	18,425

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.04	$0.02	$0.09	$(2.34)

See notes to unaudited condensed consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,683	$(43,153)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,134	5,112
Impairment of goodwill, intangible assets and other long-lived assets	235	43,692
Lease impairment	—	407
Provision for bad debts	322	149
Stock compensation (credit) expense	(273)	213
Changes in assets and liabilities:
Trade accounts receivable	792	1,132
Prepaids and other assets	(499)	140
Deferred taxes	19	(705)
Accounts payable and accrued liabilities	(2,219)	2,896
Customer deposits and deferred revenue	(2,277)	(5,161)

Total adjustments	(766)	47,875

Net cash provided by operating activities	917	4,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,174)	(2,272)
Payment of contingent consideration	(253)	(212)

Net cash used in investing activities	(2,427)	(2,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(875)	(875)
Borrowings from credit facility	13,700	7,000
Payments on credit facility	(10,900)	(7,800)
Debt issue costs	—	(38)
Proceeds from stock plans	6	28

Net cash provided by (used in) financing activities	1,931	(1,685)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(284)	375

NET INCREASE IN CASH AND CASH EQUIVALENTS	137	928

CASH AND CASH EQUIVALENTS—Beginning of period	2,897	6,873

CASH AND CASH EQUIVALENTS—End of period	$3,034	$7,801

See notes to unaudited condensed consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

Allowance for Doubtful Accounts—We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The balance was $519 and $422 as of September 30, 2010 and December 31, 2009, respectively.

Goodwill —As a result of declining market conditions from January 1, 2009 to March 31, 2009, and their related effect on current and anticipated volumes and pricing with clients, we determined that it was necessary to test goodwill for impairment as of March 31, 2009. We used estimates of future operating results and cash flows of the reporting unit discounted using estimated discount rates ranging from 16% to 18%. The estimates of future operating results and cash flows were principally derived from an updated long-term financial outlook in light of the first quarter of 2009 market conditions and the challenging economy. As a result of our impairment test, we determined that goodwill was fully impaired and recorded a noncash impairment charge to goodwill of $37.4 million during the first quarter of 2009, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited condensed consolidated statements of operations. We expect to record additional goodwill impairment charges for future earnout payments associated with a previous business acquisition transaction, until our financial outlook improves thereby justifying the recording of a goodwill asset.

The following table discloses the changes in the carrying amount of goodwill during the nine months ended September 30, 2010:

Balance, January 1	$—

Earnout on Travel Analytics	235
Impairment charge	(235)

Balance, September 30	—
Accumulated impairment losses	(235)

$—

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

Changes in other intangible assets during the nine months ended September 30, 2010 were as follows:

Balance, January 1	$736
Amortization of intangible assets	(130)

Balance, September 30	$606

A summary of our intangible assets as of September 30, 2010 and December 31, 2009 is as follows:

	Useful Lives	September 30, 2010		December 31, 2009
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks and patents	10 years	$866	$(260)	$866	$(130)

We expect to record approximately $173 of amortization expense related to these intangible assets in each of the next three years and $43 in the year thereafter. We recorded related amortization expense of $43 and $130 during the three and nine months ended September 30, 2010, respectively, and $43 and $176 during the three and nine months ended September 30, 2009, respectively.

Impairment of Long-Lived Assets—We regularly evaluate whether events and circumstances have occurred that indicate whether the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. No such indicator of impairment existed at September 30, 2010. During the first quarter of 2009, we experienced a continued decline in our business that led us to revise our short-term and long-term financial forecasts that indicated that an impairment of long-lived assets may have occurred. Accordingly, we performed an analysis comparing the undiscounted cash flows estimated to be generated by the long-lived assets to the carrying amounts of those assets. The estimates of future operating results and cash flows are derived from our updated long-term financial forecast. The results of the comparison of our undiscounted cash flows to the carrying value of the long-lived assets indicated a requirement to move to a fair value approach. The values of the intangible long lived assets were determined using both the cost approach and an income approach. The relief from royalty method was the specific income approach utilized. We also used an appraisal of certain long-lived fixed assets to support our conclusions related to those assets. As a result, we recorded a long-lived asset impairment noncash charge during the first quarter of 2009 of $5.2 million, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited condensed consolidated statement of operations.

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

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In thousands, except share data)

	Balance at March 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Goodwill	$—	$—	$—	$—	$(37,886)
Property and Equipment, net:
Leasehold improvements	514	—	—	514	(765)
Computers, purchased software and equipment	5,623	—	—	5,623	(1,770)
Internally-developed software	2,814	—	—	2,814	(2,639)
Furniture and fixtures	373	—	—	373	—
Other Assets, net:
Trademarks and patents	866	—	—	866	(714)
Customer relationships	—	—	—	—	(211)
Non-compete agreements	—	—	—	—	(188)

	$10,190	$—	$—	$10,190	$(44,173)

Revenue Recognition and Cost Deferral—We recognize revenue when all of the following have occurred: (i) persuasive evidence of an arrangement exists; (ii) services have been performed; (iii) the fee for services is fixed or determinable; and (iv) collectability is reasonably assured. Generally, these criteria are considered to have been met as follows:

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

Concentration of Credit Risk—A significant portion of our revenues is derived from a limited number of clients. Our top five clients accounted for approximately 67% of our total revenues in both the three months ended September 30, 2010 and 2009, respectively, and approximately 67% and 69% of our total revenues in the nine months ended September 30, 2010 and 2009, respectively. Contracts with the major clients may be terminated by the client if we fail to meet certain performance criteria. Expedia, Inc. and its affiliates accounted for 43% and 42% of our total revenues in the three months ended September 30, 2010 and 2009, respectively, and approximately 43% in both the nine months ended September 30, 2010 and 2009, respectively. American Express Travel Related Services Company, Inc. (“American Express”) accounted for 16% of our total revenues in both the three months ended September 30, 2010 and 2009, respectively, and approximately 16% and 15% of our total revenues in the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010 and December 31, 2009, 36% and 16%, respectively, of our accounts receivable were related to American Express.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In thousands, except share data)

All common stock equivalents with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Net Income	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share
Basic net income per share	$797	18,466	$0.04	$440	18,442	$0.02
Effect of dilutive securities:
Options to acquire common stock	—	120	—	—	185	—

Diluted net income per share	$797	18,586	$0.04	$440	18,627	$0.02

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Net Income	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic net income (loss) per share	$1,683	18,466	$0.09	$(43,153)	18,425	$(2.34)
Effect of dilutive securities:
Options to acquire common stock	—	111	—	—	—	—

Diluted net income (loss) per share	$1,683	18,577	$0.09	$(43,153)	18,425	$(2.34)

Because of their anti-dilutive effect on the net income (loss) per share recorded in each of the periods presented, the diluted share base excludes incremental shares related to 1,644 employee stock options for both the three and nine months ended September 30, 2010, respectively, and 1,763 employee stock options for the three months ended September 30, 2009 and all outstanding employee stock options for the nine months ended September 30, 2009.

Stock-Based Employee Compensation—We account for stock-based employee compensation under Compensation – Stock Compensation Topic of the FASB Standards Codification. The weighted average grant-date fair value of the options granted during the three and nine months ended September 30, 2010, calculated using the Black-Scholes model, ranged from $0.41 to $0.70. The weighted average grant-date fair value of the options granted during the three and nine months ended September 30, 2009, calculated using the Black-Scholes model, ranged from $0.20 to $0.51.

The following assumptions were used for grants in the three and nine months ended September 30, 2010: dividend yield of zero, volatility of 133.5% to 189.0%, risk-free interest rate of 0.49% to 1.96%, and an expected life of 2.00 to 4.25 years. The following assumptions were used for grants in the three and nine months ended September 30, 2009: dividend yield of zero, volatility of 117.6% to 160.8%, risk-free interest rate of 0.86% to 2.17%, and an expected life of 2.00 to 4.25 years. Volatility is based on the volatility of our stock. We use historical data to estimate the expected life and employee termination assumptions in our accounting under the FASB’s guidance. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected life of the grant.

The following table summarizes stock options outstanding as of September 30, 2010, as well as activity during the nine months then ended:

	Options	Weighted Average Exercise Price
Outstanding at January 1	2,458,000	$3.63
Granted	90,000	0.61
Forfeited	(256,500)	7.42
Exercised	(2,500)	0.35

Outstanding at September 30	2,289,000	$3.09

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At September 30, 2010, the aggregate intrinsic value of options outstanding was $119 with a weighted average remaining contractual term of 7.2 years; the aggregate intrinsic value of the 1,347,749 options exercisable was $20 with a weighted average exercise price of $4.62 and a weighted average remaining contractual term of 6.5 years; and the aggregate intrinsic value of

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In thousands, except share data)

the 2,046,366 options vested or expected to vest was $107 with a weighted average exercise price of $3.09 and a weighted average remaining contractual term of 7.2 years.

The following table summarizes unvested stock options outstanding as of September 30, 2010, as well as activity during the nine months then ended:

	Options	Weighted Average Grant-Date Fair Price
Outstanding at January 1	1,235,584	$1.20
Granted	90,000	0.61
Forfeited	(37,500)	0.97
Vested	(346,833)	1.74

Outstanding at September 30	941,251	$1.63

Compensation cost from nonvested stock granted to employees is recognized as expense using the straight-line method over the vesting period. As of September 30, 2010, total unrecognized compensation cost related to nonvested stock options was approximately $108. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years. For the three and nine months ended September 30, 2010, our total stock-based compensation credit was $(198) and $(273), respectively. For the three and nine months ended September 30, 2009, our total stock-based compensation expense was approximately $73 and $218, respectively.

Comprehensive Income (Loss)—Our comprehensive income (loss) includes net income (loss) and cumulative translation adjustments. The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$797	$440	$1,683	$(43,153)
Cumulative translation adjustment	195	105	92	(50)

Total comprehensive income (loss)	$992	$545	$1,775	$(43,203)

Income Taxes—We account for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded when appropriate to reduce deferred tax assets to amounts expected to be realized. The effective tax rates for the nine months ended September 30, 2010 and 2009 were approximately 18.4% and 0.1%; respectively. This increase was primarily due to income from our international operations.

Statement of Cash Flows—Cash paid for interest was $493 and $492 for the nine months ended September 30, 2010 and 2009, respectively. Cash paid for income taxes was $107 and $33 for the nine months ended September 30, 2010 and 2009, respectively. We had accrued capital expenditures of $16 and zero at September 30, 2010 and 2009, respectively.

Segment Reporting—Operating segments are defined by the Segments Topic of the FASB Accounting Standards Codification. Our chief operating decision maker currently operates one operating segment and the expense structure of the business is managed functionally. Our measure of segment profit is consolidated operating income.

Our revenue, aggregated by service offering, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Transaction processing	$11,063	$12,085	$33,949	$36,366
Data reporting	2,540	3,152	8,253	8,710

Transaction and other revenues	13,603	15,237	42,202	45,076
Client reimbursements	126	103	357	350

Total	$13,729	$15,340	$42,559	$45,426

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In thousands, except share data)

The following is a geographic breakdown of revenues for the three and nine months ended September 30, 2010 and 2009, and a geographic breakdown of property and equipment, net at September 30, 2010 and December 31, 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
United States	$10,186	$11,286	$30,971	$34,104
Germany	2,418	2,726	8,090	7,207
Other International	1,125	1,328	3,498	4,115

Total	$13,729	$15,340	$42,559	$45,426

	At September 30, 2010	At December 31, 2009
Property and equipment, net:
United States	$5,549	$6,386
Germany	293	338
Other International	207	272

	$6,049	$6,996

Litigation —We are involved in a few claims incidental to our business. In the opinion of management, the ultimate resolution of such claims will not have a material effect on our financial position, liquidity, or results of operations.

Recent Accounting Pronouncements—

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses—In July 2010, the FASB issued guidance ASU No. 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This topic requires disclosures of financing receivables and allowance for credit losses on a disaggregated basis. The balance sheet related disclosures are required beginning at December 31, 2010 and the statements of income disclosures are required, beginning for the three months ended March 31, 2011. We are currently assessing the impact that this potential change would have on our consolidated financial statements.

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

Certain Revenue Arrangements That Include Software Elements—In October 2009, the FASB issued guidance that changed the accounting model for revenue arrangements that include both tangible products and software elements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not elect to adopt this guidance early and do not expect that the implementation of this guidance will have a material effect on our consolidated financial position and results of operations.

2. DEBT

Debt consists of the following as of September 30, 2010 and December 31, 2009:

	Maturity Date	September 30, 2010	December 31, 2009
Note payable	April 2011	$875	$1,750
Revolver	June 2012	4,400	1,600

Total		5,275	3,350
Less current maturities		875	1,167

Long-term debt		$4,400	$2,183

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In thousands, except share data)

Our note payable relates to the acquisition of certain assets and the assumption of certain liabilities of Hi-Mark, LLC. Hi-Mark is principally owned by Kevin Austin, our Executive Vice President of TRAVELTRAX. Our quarterly principal payments are approximately $300 plus interest at a fixed annual rate of 8.0%. This note matures in April 2011, but all remaining amounts would become immediately due and payable upon a change in control (as defined in the Note Amendment) of TRX. During the three months ended September 30, 2010, we made principal and interest payments of $292 and $23, respectively, compared to $292 and $45, respectively, during the three months ended September 30, 2009. During the nine months ended September 30, 2010, we made principal and interest payments of $875 and $87, respectively, compared to $875 and $157, respectively, during the nine months ended September 30, 2009.

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

Our financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on having sufficient liquidity for our operations. We are currently in compliance with all financial covenants in the Credit Agreement. As of September 30, 2010, we have borrowed $4,400 against the facility and there was a $1,500 letter of credit against this facility relating to the lease of our Atlanta office, leaving $4,100 that is currently available for borrowing. As of September 30, 2010, the interest rate on our outstanding borrowings was 4.25%. We expect to remain in compliance with all financial covenants over the remaining term of our revolving credit facility with ACB, however, we acknowledge that market conditions remain uncertain, and, as such, can provide no assurances that we will remain in compliance. We monitor our expected debt compliance and believe we would have time to further reduce our expenses and/or capital expenditures if needed to remain in compliance. If we are not successful in maintaining our debt compliance, ACB as lender is entitled to enforce the guarantee under our credit facility. Management cannot provide assurance that we will be successful in executing one or more of these initiatives in order to continue as a going concern.

On November 9, 2010, we amended our Credit Agreement with ACB. The amendment extends the maturity date to June 30, 2012. The amendment also maintains BCD Holdings as a guarantor to the Credit Agreement. There were no changes to financial or other covenants from the prior Credit Agreement, and we will continue to pay BCD a guarantee fee of 250-350 basis points, depending on borrowing levels under the Credit Agreement.

3. RELATED-PARTY TRANSACTIONS

BCD Travel is majority-owned by the parent of our majority shareholder, BCD Holdings. In June 2008, we and BCD Travel provided mutual notice of the parties’ intent not to renew the Amended and Restated Master Agreement by and between TRX Technology and BCD Travel (the “Master Agreement”). Effective January 1, 2009, the Master Agreement was extended for the period January 1, 2009 through August 31, 2009 for the CORREX Services only. The provisions of the Master Agreement expired on December 31, 2008 with regard to all other services covered by that agreement. A separate three year agreement with an effective date of January 1, 2009 was entered into between the parties for the RESX Services, which had previously been covered under the Master Agreement. During the three and nine months ended September 30, 2010, we recognized transaction and other revenues from BCD Travel, totaling $351 and $1,077, respectively. During the three and nine months ended September 30, 2009, we recognized transaction and other revenues from BCD Travel, totaling $928 and $2,979, respectively. At September 30, 2010 and December 31, 2009, respectively, $171 and $202 was receivable from BCD Travel.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three and nine months ended September 30, 2010 and 2009. Also discussed is our financial position as of September 30, 2010. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and the notes to those unaudited condensed consolidated financial statements included elsewhere in this report and the audited consolidated financial statements in our Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia and its affiliates, accounted for 43% and 42% of our total revenues in the three months ended September 30, 2010 and 2009, respectively, and 43% of our total revenues in both the nine months ended September 30, 2010 and 2009, respectively. Expedia has been a client since its launch in 1996. The Expedia Agreement was revised on November 1, 2010 and now continues through December, 31 2012. We expect that licensing and services that generated over half of our 2009 revenues from Expedia will cease at the end of 2010. We expect that 2010 revenues from Expedia will be consistent with 2009 levels, and that 2011 revenues from Expedia will be approximately one-half their current-year level. We can give no assurance that we will retain any business from Expedia during the renewal term or beyond.

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

In March 2009, as part of a program to reduce our cost structure, we decided not to pay bonuses globally for 2008 performance or provide funding for the 401(k) program in the U.S. These expenses were accrued during 2008. The reversal of the amounts accrued for the bonuses and 401(k) program funding resulted in a reduction of employee related expenses of $1.8 million during the first quarter of 2009.

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

As announced on March 12, 2010, and in light of receiving a notice of noncompliance of the continued listing requirements from The NASDAQ Stock Market, we voluntarily removed our securities from listing and registration on the NASDAQ Capital Market. On March 22, 2010, we filed a Form 25 delisting our shares from the NASDAQ Capital Market, and trading of our shares was suspended effective at the open of business on March 30, 2010. Our common stock (OTCQB:TRXI) has been quoted on the Pink OTC Markets Inc. (“OTC Marketplace”) electronic quotation service under the OTCQB market tier beginning on April 1, 2010.

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

Impairment of long-lived assets. We record our long-lived assets, such as property and equipment and software development costs, at cost. We review the carrying value of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. We evaluate these assets by examining estimated future cash flows to determine if their current recorded value is impaired. We evaluate these cash flows by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will record an impairment of the carrying value of the identified asset as an operating expense in the period in which the determination is made. No such indicator of impairment existed at September 30, 2010. During the first quarter of 2009, we experienced a continued decline in our business that led us to revise our short-term and long-term financial forecasts which indicated that an impairment of long-lived assets may have occurred. Accordingly, we performed an analysis comparing the undiscounted cash flows estimated to be generated by the long-lived assets to the carrying amounts of those assets. The estimates of future operating results and cash flows are derived from our updated long-term financial forecast. The results of the comparison of our undiscounted cash flows to the carrying value of the long-lived assets indicated a requirement to move to a fair value approach. The values of the intangible long lived assets were determined using both the cost approach and an income approach. The relief from royalty method was the specific income approach utilized. We also used an appraisal of certain long-lived fixed assets to support our conclusions related to those assets. As a result, we recorded a long-lived asset impairment noncash charge during the first quarter of 2009 of $5.2 million, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our unaudited condensed consolidated statements of operations.

Transaction processing provisions. We have recorded estimates to account for processing errors made in the ticketing or fareloading process that result in tickets being issued at incorrect prices or from agency commissions being miscalculated. Our reserve for processing errors is based on several factors including historical trends, average debit memo lag time and timely identification of errors. Transaction processing provisions were approximately $5,000 and $66,000 during the three months ended September 30, 2010 and 2009, respectively, and approximately $81,000 and $322,000 during the nine months ended September 30, 2010 and 2009, respectively, and are included as operating expenses in our unaudited condensed consolidated statements of operations. We expect transaction processing provisions to continue to decrease as we reduce our volume associated with this activity. We are currently in the process of reviewing the level and triggers related to these provisions. We expect to complete this review and make any adjustments, if required, by December 31, 2010.

Results of Operations

The following table sets forth selected statement of operations data expressed as a percentage of transaction and other revenues for each of the periods indicated.

Comparison of Three and Nine Months Ended September 30, 2010 and September 30, 2009

The following tables set forth comparative revenue and expense items by type, in dollars and as a percentage of transaction and other revenue, for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,
	2010		2009		Change
	(dollars in thousands)
Revenue:
Transaction processing	$11,063	81%	$12,085	79%	$(1,022)	(8)%
Data reporting	2,540	19	3,152	21	(612)	(19)

Transaction and other revenues	13,603	100%	15,237	100%	(1,634)	(11)%
Client reimbursements	126		103

Total revenues	13,729		15,340
Expenses:
Operating	8,207		9,164		(957)	(10)
Selling, general, and administrative	2,673		3,083		(410)	(13)
Technology development	868		927		(59)	(6)
Client reimbursements	126		103		23	22
Impairment of goodwill, intangible assets and other long-lived assets	69		—		69
Depreciation and amortization	993		1,325		(332)	(25)
Interest (expense) income:
Interest income	—		5		(5)
Interest expense	(167)		(203)		(36)	(18)
Income tax benefit (provision)	171		(100)		(271)	(271)

Net income	$797		$440		$357

	Nine Months Ended September 30,
	2010		2009		Change
	(dollars in thousands)
Revenue:
Transaction processing	$33,949	80%	$36,366	81%	$(2,417)	(7)%
Data reporting	8,253	20	8,710	19	(457)	(5)

Transaction and other revenues	42,202	100%	45,076	100%	(2,874)	(6)%
Client reimbursements	357		350

Total revenues	42,559		45,426
Expenses:
Operating	25,026		27,363		(2,337)	(9)
Selling, general, and administrative	8,665		8,622		43
Technology development	2,648		3,393		(745)	(22)
Client reimbursements	357		350		7	2
Impairment of goodwill, intangible assets and other long-lived assets	235		43,692		(43,457)	(99)
Depreciation and amortization	3,073		5,112		(2,039)	(40)
Interest (expense) income:
Interest income	7		15		(8)	(53)
Interest expense	(520)		(595)		(75)	(13)
Income tax (provision) benefit	(359)		533		(892)	(167)

	Nine Months Ended September 30,
	2010	2009	Change
	(dollars in thousands)
Net income (loss)	$1,683	$(43,153)	$44,836

Transaction processing revenues. The decrease for the three and nine months ended September 30, 2010 compared to the same periods in the prior year was due to the decreased level of services provided to BCD Travel and Expedia. We expect revenues per transaction to continue to decline in the future because of scaled pricing we offer to clients for increased volume, as well as trends in the travel processing supply chain that are putting negative pressure on our revenue per transaction.

Data reporting revenues. The decrease for both the three and nine months ended September 30, 2010 compared to the same periods in the prior year was primarily due to lower consulting and other nonrecurring activities.

Operating expenses. The decrease in operating expenses for the three and nine months ended September 30, 2010 and 2009 compared to the same periods in the prior year was primarily due to the program to reduce our cost structure primarily through personnel reductions, which took place throughout 2009.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses for the three months ended September 30, 2010 compared to the same period in the prior year was due to the program to reduce our cost structure primarily through personnel reductions, which took place throughout 2009.

Technology development expenses. The technology development expenses remained relatively constant for the three months ended September 30, 2010 and 2009. The decrease in technology development expense for the nine months ended September 30, 2010 compared to the same period in the prior year was primarily due to a program to reduce our cost structure through reductions in personnel and contract labor.

Impairment of goodwill, intangible assets and other long-lived assets. We recorded an impairment charge of $43.7 million during 2009 as discussed above under “Critical Accounting Policies and Estimates.”

Depreciation and amortization. The decrease for the three and nine months ended September 30, 2010 compared to the same periods in the prior year was primarily due to a decrease in our capital additions and a reduction in our property and equipment balances as a result of our impairment of other long-lived assets recorded in the first quarter of 2009.

Interest income. The decrease for 2010 compared to the prior year was primarily due to reduced average cash balances available for investment.

Interest expense. Interest expense remained relatively constant for both the three and nine months ended September 30, 2010 and 2009.

Income tax (provision) benefit. Income tax benefit for the three months ended September 30, 2010 was primarily due to a change in our 2010 international transfer pricing methodology. Income tax provision for the nine months ended September 30, 2010 was primarily due to income from our international operations. Income tax benefit of $0.6 million in the nine months ended September 30, 2009 was primarily related to the reversal of $0.6 million of deferred tax liabilities recorded in 2008 related to our goodwill, which was written-off during the first quarter of 2009. Approximately $0.5 million of our current tax liabilities was recorded in December 2009 as a result of an increase for uncertain tax positions related to our operations in Germany. We are currently being audited in this jurisdiction and expect the audit will be completed prior to December 31, 2010, which could result in the release of all or a portion of this liability.

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

The global financial markets have been and continue to be in turmoil, with volatility in the equity and credit markets and with many financial and other institutions experiencing significant financial distress. At September 30, 2010, our principal sources of liquidity were cash and cash equivalents of $3.0 million and $4.1 million of availability under our revolving credit facility with Atlantic Capital Bank (“ACB”). We had $4.4 million of borrowings outstanding under our credit facility at September 30, 2010. Neither our access to nor the value of our cash equivalents have been negatively affected by the recent liquidity problems of financial institutions. Although we have been prudent in our strategy for our anticipated near-term liquidity needs, it is not possible to accurately predict how the financial market turmoil and the macroeconomic conditions may affect our financial position, results of operations or cash flows. Additional failures of financial and other institutions could impact our customers’ ability to pay us, reduce amounts available under our credit facility, cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and restrict our access to the equity and debt markets. A continuation of the turmoil in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing if we need additional liquidity. We will experience liquidity problems if we are unable to obtain sufficient additional financing as our debt becomes due. Adverse economic conditions, increased competition, or other unfavorable events also could affect our liquidity.

Net cash provided by operating activities was $0.9 million during the nine months ended September 30, 2010, compared to $4.7 million during the nine months ended September 30, 2009. The decrease in cash provided was primarily caused by decline in client related accruals compared to the same period in the prior year.

Net cash used in investing activities was $2.4 million during the nine months ended September 30, 2010, compared to $2.5 million during the nine months ended September 30, 2009. The driver of our investing activities is our capital expenditures, which include costs associated with internally developed software, as well as infrastructure required to support and maintain our existing systems and opportunities to reduce costs. As of September 30, 2010, we had no material commitments related to capital expenditures.

Net cash provided by financing activities was $1.9 million during the nine months ended September 30, 2010, compared to net cash used in financing activities of $1.7 million during the nine months ended September 30, 2009. The primary driver for 2010 was net borrowings on our credit facility.

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

Our financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on having sufficient liquidity for our operations. We are currently in compliance with all financial covenants in the Credit Agreement. As of September 30, 2010, we have borrowed $4,400 against the facility and there was a $1,500 letter of credit against this facility relating to the lease of our Atlanta office, leaving $4,100 that is currently available for borrowing. As of September 30, 2010, the interest rate on our outstanding borrowings was 4.25%. We expect to remain in compliance with all financial covenants over the remaining term of our revolving credit facility with ACB, however, we acknowledge that market conditions remain uncertain, and, as such, can provide no assurances that we will remain in compliance. We monitor our expected debt compliance and believe we would have time to further reduce our expenses and/or capital expenditures if needed to remain in compliance. If we are not successful in maintaining our debt compliance, ACB as lender is entitled to enforce the guarantee under our credit facility. Management cannot provide assurance that we will be successful in executing one or more of these initiatives in order to continue as a going concern.

On November 9, 2010, we amended our Credit Agreement with ACB. The amendment extends the maturity date to June 30, 2012. The amendment also maintains BCD Holdings as a guarantor to the Credit Agreement. There were no changes to financial or other covenants from the prior Credit Agreement, and we will continue to pay BCD a guarantee fee of 250-350 basis points, depending on borrowing levels under the Credit Agreement.

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

Recent Accounting Pronouncements

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses—In July 2010, the FASB issued guidance ASU No. 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This topic requires disclosures of financing receivables and allowance for credit losses on a disaggregated basis. The balance sheet related disclosures are required beginning at December 31, 2010 and the statements of income disclosures are required, beginning for the three months ended March 31, 2011. We are currently assessing the impact that this potential change would have on our consolidated financial statements.

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

In evaluating these forward-looking statements, you should consider the following factors, as well as others set forth in Part II, Item 1A under the caption “Risk Factors” included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC and as are detailed from time to time in other reports we file with the SEC, any or all of which may cause our actual results to differ materially from any forward-looking statement:

•	the loss of current key clients, the inability to obtain new clients, or the loss of current revenue sources;

•	volatility in the number of transactions we service;

•	failure or interruptions of our software, hardware or other systems;

•	industry declines and other competitive pressures; and

•	our ability to control costs and implement measures designed to enhance operating efficiencies.

Any subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above, as well as the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Item 1A of our Quarterly Reports for the periods ended March 31, 2010 and June 30, 2010. Except as required by law, we disclaim any obligation to update such statements or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2010. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of September 30, 2010, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

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

With the exception of the implementation noted above, there were no changes to internal controls in the third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

Other than as set forth below, the risk factors that could have a negative impact on our business, revenues and performance results remain the same as presented in our annual report on Form 10-K, filed on March 9, 2010, under Item 1A, “Risk Factors.”

Our common stock has been delisted from The NASDAQ Capital Market and is now quoted on the Pink OTC Markets electronic quotation service, which may, among other things, reduce the price of our common stock and the levels of liquidity available to our shareholders.

As announced on March 12, 2010, and in light of receiving a notice of noncompliance of the continued listing requirements from The NASDAQ Stock Market, we voluntarily removed our securities from listing and registration on the NASDAQ Capital Market. On March 22, 2010, we filed a Form 25 delisting our shares from the NASDAQ Capital Market, and trading of our shares was suspended effective at the open of business on March 30, 2010. Our common stock (OTCQB:TRXI) has been quoted on the Pink OTC Markets Inc. (“OTC Marketplace”) electronic quotation service under the OTCQB market tier beginning on April 1, 2010.

The trading of our common stock on the OTC Marketplace may reduce the price of our common stock and the levels of liquidity available to our shareholders. In addition, the trading of our common stock in the OTC Marketplace may materially adversely affect our access to the capital markets, and the limited liquidity and potentially reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us. There may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest in our company. There is no assurance that our common stock will continue to be quoted on the OTC Marketplace, and failure to be quoted will have a material adverse effect on the price and liquidity of our stock.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description

10.1	Amendment 2 to the Second Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc. effective July 30, 2010.†

10.2	Amendment 3 to the Second Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc. effective August 30, 2010.†

10.3	Amendment 4 to the Second Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc. effective September 30, 2010.†

10.4	Software and Services Agreement between TRX, Inc. and BCD Travel USA LLC, effective January 1, 2009.†*

10.5	Statement of Work #5 to the Amended and Restated Master Service Agreement for Application Service Provider between TRX, Inc. and American Express Travel Related Services Company, Inc., effective August 1, 2010.†*

31.1	Certification of H. Shane Hammond, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of David D. Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.
*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRX, INC.

Dated: November 12, 2010	By:	/S/ DAVID D. CATHCART
David D. Cathcart
Chief Financial Officer (principal financial and accounting officer)