Form 10-K
period 2010-12-31
TRX INC/GA
filed 2011-03-01
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File No. 000-51478

TRX, INC.

(Exact name of registrant as specified in charter)

Georgia	58-2502748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2970 Clairmont Road, Suite 300, Atlanta, Georgia	30329
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (404) 929-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	Pink OTC Markets Inc.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s voting stock held by non-affiliates based on the closing price of $0.87 per share was approximately $3.7 million.

The number of shares of the registrant’s common stock outstanding at February 23, 2011 was 18,466,271 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

TRX, INC.

2010 FORM 10-K

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

Company Overview

TRX is a travel technology and data services provider, offering more than 20 software-as-a-service utilities for online booking, reservation processing, data intelligence, and process automation. We provide patented savings maximization solutions, extending spend management services to travel buyers all over the world. We complement our offerings with a global workforce focused on travel process automation and reengineering. For the foreseeable future, we intend to focus our efforts on the large opportunities within the travel industry. We deliver our technology applications as a service over the Internet to travel agencies, corporations, travel suppliers, government agencies, credit card associations, credit card issuing banks, and third-party administrators. TRX is headquartered in Atlanta, Georgia with operations and associates in North America, Europe, and Asia.

Our data services technologies allow our clients to use information from multiple and disparate sources to gain new visibility, and to make better decisions, faster. We collect data for our clients in any format from anywhere in the world, and then normalize, validate, and translate this data into client-requested formats. The ability to view data from disparate sources in a consistent, useable format on a timely basis is increasingly important to our target market. We believe that the importance of our data intelligence services to our target market has increased due to increasingly fractured data sources and will continue to do so.

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

We target clients in four areas: travel agencies, travel suppliers, corporations and governments, and credit card issuers. During the year ended December 31, 2010, we served more than 270 clients. Our client base includes global leaders in the markets we serve, such as American Airlines, Inc., American Express Travel Related Services Company, Inc. (“American Express”), Citibank, N.A. (“Citibank”), and Expedia, Inc. (“Expedia”). Growing our client roster is a key objective as we strive to reduce dependency on a handful of clients.

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

Corporate Background and History

Prior to January 1997, we conducted our business as a division and subsidiary of BCD Travel, formerly WorldTravel BTI, one of the largest corporate travel agencies in the U.S. In January 1997, our business was transferred into a separate business organization. In 1999, TRX was incorporated as a Georgia corporation, and we acquired a data integration provider. In 1999 and 2000, we established European joint ventures to support travel distribution throughout Europe. In January 2004, we purchased the remaining interests in our European joint ventures. We established operations in Bangalore, India in 2004 to support multiple processing activities and technology development functions. In September 2005, we had our initial public offering and were listed for trading on NASDAQ Stock Market. As announced on March 12, 2010, and in light of receiving a notice of noncompliance of the continued listing requirements from NASDAQ Stock Market, we voluntarily removed our securities from listing and registration on the NASDAQ Capital Market. On March 22, 2010, we filed a Form 25 delisting our shares from the NASDAQ Capital Market, and trading of our shares was suspended effective at the open of business on March 30, 2010. Our common stock (OTCQB:TRXI) has been quoted on the Pink OTC Markets, Inc. (“OTC Marketplace”) electronic quotation service under the OTCQB market tier beginning on April 1, 2010.

We closed one acquisition in August 2006 and a second acquisition in January 2007 to augment our data intelligence offerings in the corporate market. In 2004, we made a strategic decision to gradually transition away from providing call center services, and in the subsequent years closed or sold our call centers in France, Switzerland, England and the United States. On a selective basis, we may continue to provide these services to clients as part of our offerings. We work closely with selected partners to offer end-to-end solutions, including our reservation processing and data intelligence services, along with call center services.

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

Current Trends

Financial pressure on travel suppliers, particularly airlines, has driven investment in automation to decrease the distribution and fulfillment costs associated with travel transactions, which in the past few years has resulted in market share gains by supplier websites at the expense of other online distribution channels. In addition, suppliers have been utilizing add-on fees as a means of generating incremental revenues after the primary sale for items such as upgrades, meals, and internet access. Other current industry trends include the following:

•

Emphasis on policy compliance and rules management. In an effort to lower travel costs, companies often enter into preferred provider contracts with travel suppliers and also establish corporate travel policies that require interpretation and enforcement on a real-time basis. The splintering of distribution, due in large part to the shift to supplier direct bookings, increases the demand for comprehensive data intelligence about corporations’ travel expenditures.

•

Need to improve access to and usefulness of corporate data. Companies are generating data at a more rapid pace from a growing number of internal and external sources, and managers need access to a consolidated view of this information in order to make timely, informed decisions. Large sellers of travel, such as travel agencies, represent a significant segment of the travel industry and are a key client segment for us. We believe that industries with travel-related components, such as credit card issuers, are a natural extension for our product and service offerings. We expect the need for products and services that address automation and data intelligence for the travel industry to increase over time due to the trends outlined above, and for similar trends to be evident in other industries as well.

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

Our hosted technology suite includes the following primary solutions:

•

Data intelligence enables the aggregation, enhancement, extraction, and reporting of transaction data. Our data intelligence suite consolidates data records from a variety of sources, including credit card issuers, credit card networks, back office travel systems, hotel suppliers, airlines, and GDSs (global distribution systems), and normalizes those records into a common structure in a single data repository.

It also enables enhancement of data records with more detailed transaction data from other sources, increasing the value and utility of the data to our clients. We host the application, warehouse multi-terabytes of client data, deliver information electronically back to clients in any format, and provide Web-based access to our hosted reporting and analysis tool. Clients include American Express, Citibank, HealthPlan Services, UAL Corporation, MasterCard Inc. Sabre Holdings Corporation and the United States General Services Administration.

•

Reservation Processing offers a suite of utilities that processes our clients’ travel data records in a cost efficient manner. Our products enable automated quality control, file finishing, and electronic ticketing, including low fare searches, seat assignments, upgrades, and alternate route and carrier searches. We also handle multiple activities for our clients including exchanges, refunds, waivers and split payments, commission management, fare loading, document distribution, debit memo processing, and back office hosting and settlement. We offer our agency clients software functionality for exception processing and agent workflow management and tracking. We host our Reservation Processing applications for our clients and provide access to them via the Internet. Our Reservation Processing services are used by large travel agencies, corporations and suppliers, including American Airlines, Inc., American Express, The Boeing Company, Expedia, and Orbitz Worldwide, Inc.

•

Online Booking offers a user-friendly interface for business travelers and/or their travel arrangers to book policy-compliant air, car, and hotel reservations and manage their travel preferences. We host online booking, profiler and agent desktop utilities for our clients and their customers and provide access to these applications via the Internet. We sell these tools to customers primarily through our distributor program that supports corporate travel agencies. Online Booking clients and distributors include Carlson Wagonlit Travel, BCD Travel, Nationwide Hospitality and Travel and Transport, Inc.

Our Competitive Strengths

We believe our competitive strengths have enabled us to become a leading independent provider of data intelligence, reservation processing and online booking technologies for the global travel industry and will continue to enhance our leadership position and contribute to our growth in the future, both in travel and other industry channels. Those strengths include:

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

In order to counteract these continuing trends, we plan to focus on the following:

•

Expand the use of our data intelligence utilities. We believe both purchasers and sellers of travel and travel-related products and services have an increasing desire to consolidate and enhance disparate data in order to make better business decisions. We intend to broadly offer our existing and new technologies to those companies globally that would benefit from our independence and our expertise in travel combined with our data intelligence capabilities. We expect this expansion to eventually include growth in industries beyond travel, such as financial services and health care. For the foreseeable future, we intend to focus our efforts on the large opportunities within the travel industry.

•

Increase our client base. We believe that our existing and new data intelligence technologies enable us to provide valuable services to a very large number of corporations. We began focusing on this large corporate market primarily in the U.S. beginning in 2007, and are continuing to expand both within the U.S. and globally. We believe that increasing the number of users who interact with our technologies will lead to increased adoption of our other utilities.

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

Clients and Partners

During 2010, more than 270 corporations, financial institutions, travel agencies, and travel suppliers used our products and services. Our primary clients and prospects are large corporations and governments, travel suppliers, credit card issuing banks, and medium and large travel agency distributors. Our top five client contracts accounted for approximately 69% of our total revenues in 2010.

The following alphabetical client list represents our largest clients, each of which generated at least $500,000 of our revenue during 2010.

American Airlines, Inc.	Expedia, Inc. and its affiliates (1)
American Express	Hogg Robinson plc
BCD Travel and affiliates	MasterCard Incorporated
Carlson Wagonlit Travel	Orbitz Worldwide, Inc.
Citibank	UAL Corporation U.S. General Services Administration Airtrade International, Inc. (“Vayama”)

(1)	Includes expedia.com, expedia.co.uk, expedia.de, expedia.ca, Egencia Corporate Travel, hotels.com and Hotwire, Inc.

Our clients include the global market leaders in each segment that we serve. We consider our client relationships to be a key strength. We have a history of client renewals and signing long-term contracts with our clients. We believe this is a testimony to our ability to forge strong, lasting relationships with clients to create joint long-term value.

Expedia, Inc. and its affiliates accounted for 44% of our revenues in 2010 compared to 42% of our revenues in 2009. Expedia has been a client since its launch in 1996. The Expedia Agreement is amended from time to time and now continues through December, 31 2012. We expect that 2011 revenues from Expedia will be approximately $10 million less than their 2010 level. We can give no assurance that we will retain any business from Expedia during the current contract term or beyond.

In addition, during the protracted global recession which began in 2008, a number of global airlines have enacted capacity reductions, some permanent and others seasonal, due to continuing weak air travel demand. In general, reduced airline capacity results in lower transaction volumes for us. Based on our expectation of reduced revenues from Expedia and from lower transaction volumes generally, it is likely that our revenues, operating results and cash flows will be adversely impacted and the impact will be material, unless sufficiently offset by new revenue growth, further cost reductions, or a combination of the two.

Competition

We have different competitors in each category of services that we offer. The data intelligence technologies we offer are substantially tied to travel and travel-related processes. We compete against many of the traditional providers in this category. Companies offering such services include IBM, Informatica, SAS, and large travel agencies. As the market for data intelligence grows, we believe a number of companies will increase their efforts to develop products and services that will compete with ours. It is also possible that new competitors or alliances among our competitors and potential clients may emerge and rapidly acquire significant market share.

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

Intellectual Property

We are constantly developing new technology and enhancing existing proprietary technology. We hold a U.S. patent entitled “Tool for Analyzing Corporate Airline Bids” (Patent #7,401,029 B2), which was issued on July 15, 2008. Our patent has a remaining life of approximately 13.9 years. We also have a small portfolio of pending patent applications which relate to our proprietary technology. Currently, we primarily rely on a combination of patent, copyrights, trade secrets, confidential procedures and contractual provisions to protect our technology. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of our proprietary technology. Any misappropriation of our intellectual property could have a material adverse effect on our competitive position.

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

Employees

As of December 31, 2010, we had approximately 767 employees, of which approximately 229 were located in North America, 154 in Europe and 384 in India. None of our employees are represented by a labor union, although our German operations are subject to German laws requiring, among other requirements, a Works Counsel. We have never experienced a work stoppage and believe our relationship with our employees is good.

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

Our top five client contracts accounted for approximately 69% of our total revenues in 2010. Entities affiliated with Expedia, our largest client, accounted for approximately 44% of our revenue in 2010. Our clients can generally terminate their agreements with us if we do not meet specified performance or other criteria. Some clients, including Expedia, can terminate these agreements without cause upon notice and/or payment of specified fees. If agreements with these or other key clients are terminated, or if we are unable to negotiate favorable renewal terms, our revenues and operating results would be significantly diminished.

Expedia has been a client since its launch in 1996, and is currently under contract through December 31, 2012. We expect that 2011 revenues from Expedia will be approximately $10 million less than their 2010 level. We can give no assurance that we will retain any business from Expedia during the current contract term or beyond.

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

Additionally, many of our large clients prepay us for our services. Consequently, if we were to lose one or more of such prepayment arrangements, our liquidity and working capital would be affected, which could harm our operating results and cash flows.

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

We currently sell our products and services directly, as well as through a network of distributors, such as American Express, Expedia, Inc. and its affiliates and BCD Travel. In many cases we must rely on the efforts of our partners to sell and implement our products and services. Expected growth may not materialize as quickly as we are anticipating or at all, or distributors may decide to discontinue this relationship with us. Additionally, poor performance by our partners could cause harm to our reputation with the end user corporations and travelers.

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

We have a history of net losses, and we cannot assure you that we will be able to sustain profitability.

We incurred net losses in every year of our operations prior to 2008. We incurred a net loss of $44.0 million in 2009 and had an accumulated deficit of $94.4 million at the end of 2010. Although we experienced net income in 2010, we cannot assure you that we will be able to sustain levels of profitability on a quarterly or annual basis. Our results of operations will be harmed if our revenues do not increase or are insufficient for us to achieve or sustain profitability.

Failure to manage our growth, or to recruit or retain qualified employees, could reduce our revenues or net income.

Rapid expansion strains our infrastructure, management, internal controls and financial systems. We may not be able to effectively manage our future expansion. New clients and the expansion of services from existing clients may cause rapid increases to our transaction volumes. Rapid increases in transaction volumes can inhibit our ability to train and integrate our new employees. Inadequate training and integration of our employees may result in inefficiencies in our workforce and may reduce our revenues or net income.

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

As the market for both data processing and data intelligence grows, we believe a number of companies will increase their efforts to develop products and services that will compete with ours. It is also possible that new competitors or alliances among our competitors and potential clients may emerge and rapidly acquire significant market share. Moreover, our current and future competitors may have significantly greater financial, marketing and other resources than we have. If we are unable to effectively respond to market and competitive pressures, we may lose clients and market share, which could decrease our revenues or margins.

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

A significant part of our business is conducted outside of the U.S. During 2010, we received approximately 28% of our revenue from Europe-based clients. We incur material costs in the United States, United Kingdom, Germany and India. We plan to continue to pursue opportunities abroad, and approximately half of our workforce is located in Bangalore, India. As a result, our future operating results could be negatively affected by a variety of factors, many of which are beyond our control. The risks and potential costs of our international operations include:

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

Historically, our principal sources of cash have been cash flows from operations and borrowings from banks and other sources. Operations may continue to generate less cash than in the past. Our current bank credit facility expires in June 2012. We believe that we will be able to secure future renewals with adequate capacity, or to generate additional capital to meet our liquidity needs. However, we can provide no assurances that future renewals of our bank credit facility will be executed at favorable or desirable terms. If we are not successful in achieving the anticipated refinancing the lender is entitled to enforce the guarantee under our credit facility. Management believes its additional sources of liquidity include but are not limited to, generating positive operating cash flows through revenue growth, further reducing our expenses and/or capital expenditures, generating working capital through our clients and/or vendors, refinancing our debt, issuing equity, convertible debt or other securities, or selling assets.

The terms of our senior secured revolving credit facility may limit our ability to operate.

Our senior secured revolving credit facility may restrict our ability to take specific actions, even if such actions may be in our best interest. These restrictions limit our ability to, among other things, make advances to our European operations, make acquisitions, make capital expenditures, incur additional debt and pay dividends. Under the facility, we are subject to maintenance of a maximum consolidated senior leverage ratio (as defined in the facility) of 1.75 to 1 at December 31, 2010. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in our being required to repay any borrowings, which totaled $4.2 million as of December 31, 2010, before their due date. In addition, these covenants and restrictions may limit our future growth or operational opportunities.

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

Our business depends in significant part on the continued adoption by travel industry participants of the outsourcing of transaction processing and data intelligence services and by travel-related industry participants of the outsourcing of data intelligence services as a means to achieve cost savings and enhanced customer service. There is no guarantee that our services will lower the costs of our clients’ businesses or improve customer service. If these cost savings or customer service improvements do not occur, we may not be able to retain clients or attract new clients.

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

Our headquarters are located in Atlanta, Georgia and consist of approximately 44,000 square feet of office space held under a lease that expires in October 2019. We lease a total of approximately 140,000 square feet globally. As of December 31, 2010, the locations of our other principal leased facilities include Dallas, Texas, Milton, Florida, Tysons Corner, Virginia, Bangalore, India, Berlin, Germany, Leicester, United Kingdom and Crawley, United Kingdom. These leases expire at various times between 2011 and 2019. We ceased operations in Tysons Corner, Virginia during 2008 and have a sublease for the remainder of the lease which expires in 2011. During 2009, we ceased operations in Leicester, United Kingdom with the lease expiring in 2017.

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

As announced on March 12, 2010, and in light of receiving a notice of noncompliance of the continued listing requirements from The NASDAQ Stock Market, we voluntarily removed our securities from listing and registration on the NASDAQ Capital Market. On March 22, 2010, we filed a Form 25 delisting our shares from the NASDAQ Capital Market, and trading of our shares was suspended effective at the open of business on March 30, 2010. Our common stock has been quoted on the Pink OTC Markets Inc. (“OTC Marketplace”) electronic quotation service under the OTCQB market tier beginning on April 1, 2010 under the symbol “TRXI.” Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. See “Our common stock has been delisted from The NASDAQ Capital Market and is now quoted on the Pink OTC Markets electronic quotation service, which may, among other things, reduce the price of our common stock and the levels of liquidity available to our shareholders” in Item 1A “Risk Factors”, included herein. The following table sets forth, for the period indicated, the range of high and low sales prices for our common stock.

	High	Low
Year Ended December 31, 2010:
First Quarter	$0.93	$0.45
Second Quarter	$1.01	$0.40
Third Quarter	$0.90	$0.51
Fourth Quarter	$0.70	$0.21

Year Ended December 31, 2009:
First Quarter	$0.59	$0.22
Second Quarter	$0.60	$0.25
Third Quarter	$1.85	$0.36
Fourth Quarter	$0.95	$0.42

As of December 31, 2010, there were approximately 43 holders of record of our common stock. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

We have not paid or declared any cash dividends on our common stock. We currently expect to retain all of our earnings for use in developing our business and do not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be paid at the discretion of our board of directors and will depend, among other things, upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our board of directors may deem relevant. We have certain restrictions on the declaration and payment of dividends as defined under the “Restricted Payments” section of our credit agreement with Atlantic Capital Bank that prohibit, among other things, cash dividend payments to non-equity holders. Dividend payments in the form of common stock or other equity interests are not prohibited.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the years ended December 31, 2010 and 2009. Also discussed is our financial position as of December 31, 2010. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

We are focused on transaction-based revenue from data intelligence, reservation processing and online booking technologies that provide economies of scale to our clients and to us. These transactions are an integral part of our clients’ daily operations. Transaction levels, and thus revenues, fluctuate with our clients’ business levels, which are impacted by market changes and seasonality. We supplement our transaction-based revenue with short-term projects to implement, customize or enhance our service delivery.

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia and its affiliates, accounted for 44% and 42% of our total revenues in 2010 and 2009, respectively.

Expedia has been a client since its launch in 1996. In 2006, we replaced our existing contracts with Expedia with a Master Services Agreement (the “Expedia Agreement”). The Expedia Agreement is amended from time to time and now continues through December, 31 2012. We expect that 2011 revenues from Expedia will be approximately $10 million less than their 2010 level. We can give no assurance that we will retain any business from Expedia during the current contract term or beyond.

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

•

Data Intelligence: We generate data intelligence revenue from service and processing fees based primarily on the number of data records we consolidate, the number of users accessing the data, the number of sources from which we receive data, and the frequency of data submissions.

Transaction-based revenues are recognized when we perform the services. In connection with providing transaction processing and data intelligence services, we generate revenues from short-term projects to customize or enhance service delivery. Revenue generated from short-term project work is recognized as the services are performed, which is generally when billed. Revenue from implementation or set-up fees is recognized over the life of the client contract.

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

Goodwill and other intangible assets. Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually as of September 30 or more frequently if an event occurs or circumstances change that more likely than not reduces the value of a reporting unit below its carrying value. As a result of declining market conditions from January 1, 2009 to March 31, 2009, and their related effect on current and anticipated volumes and pricing with clients, we determined that it was necessary to test goodwill for impairment as of March 31, 2009. We used the same approach that was used during the 2008 impairment analysis, which required estimates of future operating results and cash flows of the reporting unit discounted using estimated discount rates ranging from 16% to 18%. The estimates of future operating results and cash flows were principally derived from an updated long-term financial outlook in light of the first quarter of 2009 market conditions and the challenging economic outlook. As a result of our impairment test, we determined that goodwill was fully impaired and recorded a noncash impairment charge to goodwill of $37.4 million during the first quarter of 2009, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our consolidated statements of operations. Subsequent to the goodwill impairment charge recorded in the first quarter of 2009, we recorded goodwill of $0.3 million related to earnout payments on a previous business acquisition transaction. Since there was no improvement in our financial outlook, such goodwill was also impaired in that same period. We expect to record additional goodwill impairment charges through December 31, 2011for future earnout payments associated with this business acquisition transaction, until our financial outlook improves thereby justifying the recording of a goodwill asset.

The outcome of our goodwill impairment analysis as of March 31, 2009 also indicated that the carrying amount of certain acquisition-related intangible assets or asset groups may not be recoverable. We assessed the recoverability of the acquisition-related intangible assets by determining whether the unamortized balances could be recovered through undiscounted future net cash flows. We determined that certain of the acquisition-related intangible assets were impaired primarily due to the revised lower revenue forecasts associated with the products incorporating the trademarks and patents, customer relationships and non-compete agreements. We measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, we recorded a noncash impairment charge of approximately $1.1 million during the first quarter of 2009, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our consolidated statements of operations.

Impairment of long-lived assets. We regularly evaluate whether events and circumstances have occurred that indicate whether the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for recoverability, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. During the first quarter of 2009, we experienced a continued decline in our business that led us to revise our short-term and long-term financial forecasts that indicated that an impairment of long-lived assets may have occurred. Accordingly, we performed an analysis comparing the undiscounted cash flows estimated to be generated by the long-lived assets to the carrying amounts of those assets. The estimates of future operating results and cash flows are derived from our updated long-term financial forecast. The results of the comparison of our undiscounted cash flows to the carrying value of the long-lived assets indicated a requirement to move to a fair value approach. The values of the intangible long lived assets were determined using both the cost approach and an income approach. The relief from royalty method was the specific income approach utilized. We also used an appraisal of certain long-lived fixed assets to support our conclusions related to those assets. As a result, we recorded a long-lived asset impairment noncash charge during the first quarter of 2009 of $5.2 million, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our audited consolidated statement of operations. We assessed indicators to determine whether the carrying values of long-lived assets, including property and equipment and other intangible assets should be impaired and determined no impairment was required at December 31, 2010.

Transaction processing provisions. We have recorded estimates to account for processing errors made in the ticketing or fareloading process that result in tickets being issued at incorrect prices or from agency commissions being miscalculated. Our reserve for processing errors is based on several factors including historical trends, average debit memo lag time and timely identification of errors. Transaction processing provisions were $0.1 million and $0.6 million during 2010 and 2009, respectively, and are included as operating expenses in our consolidated statements of operations. We expect transaction processing provisions to continue to decrease as we reduce our volume associated with this activity. We completed a review of our transaction processing provisions and determined that no adjustments were required as of December 31, 2010.

Results of Operations

Comparison of Years Ended December 31, 2010 and December 31, 2009

The following table sets forth selected statement of operations data.

	Years Ended December 31,
	2010		2009		Change
	(dollars in thousands)
Revenue:
Transaction processing	$44,764	80%	$47,212	80%	$(2,448)	(5)%
Data intelligence	11,470	20	11,661	20	(191)	(2)

Transaction and other revenues	56,234	100%	58,873	100%	(2,639)	(4)
Client reimbursements	497		470

Total revenues	56,731		59,343
Expenses:
Operating	33,637		36,406		(2,769)	(8)
Selling, general, and administrative	11,778		10,979		799	7
Technology development	3,650		4,343		(693)	(16)
Client reimbursements	497		470		27	6
Impairment of goodwill, intangible assets and other long-lived assets	323		43,939		(43,616)	(99)
Depreciation and amortization	4,094		6,454		(2,360)	(37)
Interest (expense) income:
Interest income	13		15		(2)	(13)
Interest expense	(685)		(789)		(104)	(13)
Income tax benefit	399		23		376	1,635

Net income (loss)	$2,479		$(43,999)

Transaction processing revenues. The decrease for 2010 was due to the decreased level of services provided to BCD Travel and Expedia. We expect revenues per transaction to continue to decline in the future because of scaled pricing we offer to clients for increased volume, as well as trends in the travel processing supply chain that are putting negative pressure on our revenue per transaction.

Data intelligence revenues. The decrease for 2010 compared to the prior year was primarily due to lower consulting and other nonrecurring activities, mostly offset by growth with new and existing recurring clients. We expect growth in data intelligence revenues based on recent sales activity and market interest in these products and services.

Operating expenses. The decrease in operating expenses for 2010 compared to the prior year was primarily due to the program to reduce our cost structure primarily through personnel reductions, which took place throughout 2009.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses for 2010 compared to the prior year was primarily due to a stock compensation credit recorded in 2009 as a result of the reductions in personnel.

Technology development expenses. The decrease in technology development expense for 2010 compared to the prior year was primarily due to a program to reduce our cost structure through reductions in personnel and contract labor.

Impairment of goodwill, intangible assets and other long-lived assets. We recorded impairment charges of $43.9 million during 2009 as discussed above under “Critical Accounting Policies and Estimates.”

Depreciation and amortization. The decrease for 2010 compared to the prior year was primarily due to a decrease in our capital additions and a reduction in our property and equipment balances as a result of our impairment of other long-lived assets recorded in the first quarter of 2009.

Interest income. The decrease for 2010 compared to the prior year was primarily due to reduced average cash balances available for investment.

Interest expense. The decrease for 2010 compared to the prior year was primarily due to lower interest expense related to our Hi-Mark note payable as we pay down the note.

Income tax benefit. Income tax benefit of $0.4 million was recorded in 2010. This benefit was composed of $0.5 million of current tax benefit from the settlement of uncertain tax positions in Germany, $0.2 million of net deferred tax benefit, and $0.3 of current tax expense. The $0.2 million net deferred tax benefit included $1.5 million of deferred tax benefit from the release of valuation allowance. This release was prompted by usage of deferred tax inventory during 2010 and by the completion of international contract negotiations during fourth quarter of 2010 that allowed us to reassess the amount of our deferred tax inventory that we were more likely than not to realize. Income tax benefit of $23 thousand was recorded in 2009 primarily due to $0.5 million of tax expense recorded as a result of an increase for uncertain tax positions related to our operations in Germany and $0.1 million of tax expense related to our operations in India, largely offset by the reversal of $0.6 million of deferred tax liabilities recorded in 2008 related to our goodwill, which was written-off during the first quarter of 2009.

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

The global financial markets have been and continue to be in turmoil, with volatility in the equity and credit markets and with many financial and other institutions experiencing significant financial distress. At December 31, 2010, our principal sources of liquidity were cash and cash equivalents of $2.6 million and $4.3 million of availability under our revolving credit facility with Atlantic Capital Bank (“ACB”). We had $4.2 million of borrowings outstanding under our credit facility at December 31, 2010. Neither our access to nor the value of our cash equivalents have been negatively affected by the recent liquidity problems of financial institutions. Although we have been prudent in our strategy for our anticipated near-term liquidity needs, it is not possible to accurately predict how the financial market turmoil and the macroeconomic conditions may affect our financial position, results of operations or cash flows. Additional failures of financial and other institutions could impact our customers’ ability to pay us, reduce amounts available under our credit facility, cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and restrict our access to the equity and debt markets. A continuation of the turmoil in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing if we need additional liquidity. We will experience liquidity problems if we are unable to obtain sufficient additional financing as our debt becomes due. Adverse economic conditions, increased competition, or other unfavorable events also could affect our liquidity.

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

Net cash provided by operating activities was $1.7 million during 2010, compared to $1.9 million during 2009.

Net cash used in investing activities was $3.2 million during 2010, compared to $3.1 million during 2009. The driver of our investing activities is our capital expenditures, which include costs associated with internally developed software, as well as infrastructure required to support and maintain our existing systems and opportunities to reduce costs. As of December 31, 2010, we had no material commitments related to capital expenditures. We expect our 2011 capital expenditures will be approximately $2.5 million.

Net cash provided by financing activities was $1.4 million during 2010, compared to net cash used in financing activities of $3.0 million during 2009. The primary driver for 2010 was net borrowings on our credit facility.

We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flow from operations and other available sources of liquidity, including borrowings under the Credit Agreement and through our ability to obtain future external financing. We expect to continue to use a portion of our cash flows to fund our strategic capital expenditures, to invest in business opportunities and to meet our debt repayment obligations. Our financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on having sufficient liquidity for our operations. We are currently in compliance with all financial covenants in the Credit Agreement. As of December 31, 2010, we have borrowed $4.2 million against the facility and there was a $1.5 million letter of credit against this facility relating to the lease of our Atlanta office, leaving $4.3 million that is currently available for borrowing. As of December 31, 2010, the interest rate on our outstanding borrowings was 4.25%. We expect to remain in compliance with all financial covenants over the remaining term of our revolving credit facility with ACB, however, we acknowledge that market conditions remain uncertain, and, as such, can provide no assurances that we will remain in compliance. We monitor our expected debt compliance and believe we would have time to further reduce our expenses and/or capital expenditures if needed to remain in compliance. If we are not successful in maintaining our debt compliance, ACB as lender is entitled to enforce the guarantee under our credit facility. Management believes that the existing cash on hand, availability under the Credit Agreement and cash flow from operations will provide the needed liquidity to fund operations sufficient to continue as a going concern. The Credit Agreement requires us to maintain (i) a ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the credit agreement, which may not be comparable to consolidated total debt or measures of GAAP profitability presented elsewhere in this document) of not more than 1.75 to 1.00 and (ii) a ratio of the remainder of consolidated EBITDA minus capital expenditures to the sum of interest expense for the period and debt principal payments required to be made in the next twelve months of not more than 1.40 to 1.00. The Credit Agreement also contains additional covenants which, among other things, require us to deliver to ACB specified financial information, including annual and quarterly financial information, and limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations, (i) merge with other companies, (ii) create liens on our property, (iii) incur debt obligations, (iv) enter into transactions with affiliates, except on an arms-length basis, (v) dispose of property, or (vi) pay dividends.

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

Business Combinations—In December 2010, the FASB issued ASU No. 2010-29, which updates the guidance in ASC Topic 805, “Business Combinations.” The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. This guidance will become effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We do not expect the adoption of this guidance will have a material effect on our financial position and results of operations.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

TRX, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of TRX, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TRX, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    Deloitte & Touche LLP

Atlanta, Georgia

March 1, 2011

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 and 2009

(In thousands, except share data)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,565	$2,897
Trade accounts receivable, net	6,127	6,371
Prepaids and other	3,318	2,693

Total current assets	12,010	11,961

NONCURRENT ASSETS:
Property and equipment, net	5,743	6,996
Deferred income tax	264	—
Other assets, net	795	791

Total noncurrent assets	6,802	7,787

Total assets	$18,812	$19,748

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,275	$11,050
Customer deposits and deferred revenue	4,624	6,427
Current portion of long-term debt	583	1,167

Total current liabilities	13,482	18,644

NONCURRENT LIABILITIES:
Long-term debt—less current portion	4,200	2,183
Other long-term liabilities	1,759	1,929

Total noncurrent liabilities	5,959	4,112

Total liabilities	19,441	22,756

COMMITMENTS AND CONTINGENCIES (NOTE 3)
SHAREHOLDERS’ DEFICIT:
Common stock, $.01 par value; 100,000,000 shares authorized; 18,653,802 and 18,644,055 shares issued; 18,466,271 and 18,456,524 shares outstanding	186	186
Additional paid-in capital	95,416	95,653
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Cumulative translation adjustment	413	276
Accumulated deficit	(94,350)	(96,829)

Total shareholders’ deficit	(629)	(3,008)

Total liabilities and shareholders’ deficit	$18,812	$19,748

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(In thousands, except per share data)

	2010	2009
REVENUES:
Transaction and other revenues	$56,234	$58,873
Client reimbursements	497	470

Total revenues	56,731	59,343

EXPENSES:
Operating, excluding depreciation and amortization	33,637	36,406
Selling, general, and administrative, excluding depreciation and amortization	11,778	10,979
Technology development	3,650	4,343
Client reimbursements	497	470
Impairment of goodwill, intangible assets and other long-lived assets	323	43,939
Depreciation and amortization	4,094	6,454

Total expenses	53,979	102,591

OPERATING INCOME (LOSS)	2,752	(43,248)
INTEREST INCOME (EXPENSE):
Interest income	13	15
Interest expense	(685)	(789)

Total interest expense, net	(672)	(774)

INCOME (LOSS) BEFORE INCOME TAXES	2,080	(44,022)
BENEFIT FOR INCOME TAXES	399	23

NET INCOME (LOSS)	$2,479	$(43,999)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,466	18,432

Diluted	18,533	18,432

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.13	$(2.39)

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount
BALANCE—December 31, 2008	18,383,555	$185	$95,877	$(2,294)	$279	$(52,830)	$41,217
Comprehensive loss:
Net loss	—	—	—	—	—	(43,999)	(43,999)
Translation adjustment	—	—	—	—	(3)	—	(3)

Total comprehensive loss							(44,002)
Employee stock purchase plan	72,969	1	32	—	—	—	33
Stock-based compensation credit	—	—	(256)	—	—	—	(256)

BALANCE—December 31, 2009	18,456,524	186	95,653	(2,294)	276	(96,829)	(3,008)
Comprehensive income:
Net income	—	—	—	—	—	2,479	2,479
Translation adjustment	—	—	—	—	137	—	137

Total comprehensive income							2,616
Employee stock purchase plan	9,747	—	6	—	—	—	6
Stock-based compensation credit	—	—	(243)	—	—	—	(243)

BALANCE—December 31, 2010	18,466,271	$186	$95,416	$(2,294)	$413	$(94,350)	$(629)

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(In thousands)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,479	$(43,999)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,094	6,454
Impairment of goodwill, intangible assets and other long-lived assets	323	43,939
Lease impairment	—	531
Provision for bad debts	357	67
Stock compensation credit	(243)	(261)
Deferred taxes	(253)	(724)
Debt issuance cost amortization	73	137
Changes in assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(138)	1,537
Prepaids and other assets	(882)	344
Accounts payable and accrued liabilities	(2,260)	(2,546)
Customer deposits and deferred revenue	(1,802)	(3,548)

Net cash provided by operating activities	1,748	1,931

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,855)	(2,738)
Payment of contingent consideration	(325)	(373)

Net cash used in investing activities	(3,180)	(3,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,167)	(1,167)
Borrowings from credit facility	16,500	9,900
Payments on credit facility	(13,900)	(11,700)
Debt issue costs	(15)	(38)
Proceeds from stock plans	6	33

Net cash provided by (used in) financing activities	1,424	(2,972)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(324)	176

NET DECREASE IN CASH AND CASH EQUIVALENTS	(332)	(3,976)

CASH AND CASH EQUIVALENTS—Beginning of year	2,897	6,873

CASH AND CASH EQUIVALENTS—End of year	$2,565	$2,897

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Cash and Cash Equivalents—We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consisted solely of investment grade commercial paper at December 31, 2010 and 2009. Interest income during 2010 and 2009 was $13 and $15, respectively.

Trade Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We maintain an allowance for doubtful accounts to reserve for receivables that are not probable of collection. Management reviews the accounts receivable by aging category to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, management makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. The following table shows our allowance for doubtful accounts and the associated activity for each of the two years ended December 31, 2010 and 2009.

	2010	2009
Balance, January 1	$(422)	$(486)
Provision for bad debts	(357)	(67)
Writeoffs, net of recoveries	353	131

Balance, December 31	$(426)	$(422)

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

The following details the components of property and equipment (and estimated useful lives) at December 31, 2010 and 2009:

	2010	2009
Computers, purchased software, and equipment (3-5 years)	$22,142	$27,470
Internally-developed software costs (3 years)	12,723	12,411
Leasehold improvements (up to 10 years)	2,009	2,157
Furniture and fixtures (7 years)	1,117	1,426

	37,991	43,464
Accumulated depreciation	(32,248)	(36,468)

	$5,743	$6,996

Depreciation expense was $3,921 and $6,235 during 2010 and 2009, respectively.

Goodwill —Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually as of September 30 or more frequently if an event occurs or circumstances change that more likely than not reduces the value of a reporting unit below its carrying value. As a result of declining market conditions from January 1, 2009 to March 31, 2009, and their related effect on current and anticipated volumes and pricing with clients, we determined that it was necessary to test goodwill for impairment as of March 31, 2009. We used estimates of future operating results and cash flows of the reporting unit discounted using estimated discount rates ranging from 16% to 18%. The estimates of future operating results and cash flows were principally derived from an updated long-term financial outlook in light of the first quarter of 2009 market conditions and the challenging economy. As a result of our impairment test, we determined that goodwill was fully impaired and recorded a noncash impairment charge to goodwill of $37,305 during the first quarter of 2009, which is included in "Impairment of goodwill, intangible assets and other long-lived assets" in our audited consolidated statements of operations. Subsequent to the goodwill impairment charge recorded in the first quarter of 2009, we recorded goodwill of $347 related to earnout payments on a previous business acquisition transaction. Since there was no improvement in our financial outlook, such goodwill was also impaired in that same period. We expect to record additional goodwill impairment charges through December 31, 2011 for future earnout payments associated with this business acquisition transaction, until our financial outlook improves thereby justifying the recording of a goodwill asset.

The following table discloses the changes in the carrying amount of goodwill during the years ended December 31, 2010 and 2009:

	2010	2009
Balance, January 1	$37,652	$37,305
Accumulated impairment losses	(37,652)	—

	—	37,305

Earnout on Travel Analytics	323	347
Impairment charge	(323)	(37,652)

Balance, December 31	37,975	37,652
Accumulated impairment losses	(37,975)	(37,652)

	$—	$—

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

The outcome of our goodwill impairment analysis for the first quarter of 2009 indicated that the carrying amount of certain acquisition-related intangible assets or asset groups may not be recoverable. We assessed the recoverability of the acquisition-related intangible assets by determining whether the unamortized balances could be recovered through undiscounted future net cash flows. We determined that certain of the acquisition-related intangible assets were impaired primarily due to the revised lower revenue forecasts associated with the products incorporating the trademarks and patents, customer relationships and non-compete agreements. We measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, we recorded a noncash impairment charge of approximately $1,112 during the first quarter of 2009, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our audited consolidated statements of operations.

We expect to record approximately $173 of amortization expense related to these intangible assets in each of the next three years and $44 in the year thereafter. We recorded related amortization expense of $173 and $220 during 2010 and 2009, respectively.

Changes in other intangible assets during 2010 and 2009 were as follows:

	2010	2009
Balance, January 1	$736	$2,068
Impairment charge	—	(1,112)
Amortization of intangible assets	(173)	(220)

Balance, December 31	$563	$736

A summary of our intangible assets as of December 31, 2010 and 2009 is as follows:

	Useful Lives	December 31, 2010		December 31, 2009
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks and patents	10 years	$866	$(303)	$866	$(130)

Impairment of Long-Lived Assets—We regularly evaluate whether events and circumstances have occurred that indicate whether the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for recoverability, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. During the first quarter of 2009, we experienced a continued decline in our business that led us to revise our short-term and long-term financial forecasts that indicated that an impairment of long-lived assets may have occurred. Accordingly, we performed an analysis comparing the undiscounted cash flows estimated to be generated by the long-lived assets to the carrying amounts of those assets. The estimates of future operating results and cash flows are derived from our updated long-term financial forecast. The results of the comparison of our undiscounted cash flows to the carrying value of the long-lived assets indicated a requirement to move to a fair value approach. The values of the intangible long lived assets were determined using both the cost approach and an income approach. The relief from royalty method was the specific income approach utilized. We also used an appraisal of certain long-lived fixed assets to support our conclusions related to those assets. As a result, we recorded a long-lived asset impairment noncash charge during the first quarter of 2009 of $5,174, which is included in “Impairment of goodwill, intangible assets and other long-lived assets” in our audited consolidated statement of operations. We assessed indicators to determine whether the carrying values of long-lived assets, including property and equipment and other intangible assets should be impaired and determined no impairment was required at December 31, 2010.

Fair Value Measurements—We adopted the FASB's guidance on Fair Value Measurements and Disclosures Topic for our financial assets and financial liabilities on January 1, 2008 and for our non-financial assets and non-financial liabilities on January 1, 2009. Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The guidance outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.

We currently do not have financial or non-financial assets and financial or non-financial liabilities that are required to be measured at fair value on a recurring basis. The FASB's guidance establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. The following table shows the fair value of our non-financial assets that were required to be measured at fair value on a non-recurring basis during the first quarter of 2009. These non-financial assets, which included our goodwill, intangible assets and our other long-lived assets, were required to be measured at fair value in connection with the interim impairment tests we performed on our goodwill, intangible assets and other long-lived assets in the first quarter of 2009. The following table includes impairment charges for each category of assets as of December 31, 2009.

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

During 2010, earnout payments of $323 related to a previous business acquisition transaction were impaired based on Level 3 measurements.

Other Assets— At December 31, 2010, other assets include $232 of deposits related to our India operations. At December 31, 2009, other assets include $36 deferred costs associated with the issuance of our revolving credit facility and debt. The deferred costs are being amortized to interest expense using the straight-line method over the life of the related debt.

Accounts Payable and Accrued Liabilities—This balance consists of the following components at December 31, 2010 and 2009:

	2010	2009
Accounts payable and other	$2,601	$2,412
Personnel-related accruals	2,630	4,693
Client-related accruals	2,252	2,728
Lease termination accrual	249	417
Accrued interest	118	129
Income tax payable	251	534
Facility-related accruals	174	137

	$8,275	$11,050

Customer Deposits and Deferred Revenue—Several customer agreements require prepayments to us for transaction revenue. These deposits are recognized as revenue as the service is provided. In addition, deferred revenue primarily represents services and implementation fees that are prepaid, and recognized as revenue when earned. Customer deposits and deferred revenue consist of the following at December 31, 2010 and 2009:

	2010	2009
Customer deposits	$2,387	$2,890
Deferred revenue	2,237	3,537

Total customer deposits and deferred revenue	$4,624	$6,427

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

Concentration of Credit Risk—A significant portion of our revenues is derived from a limited number of clients. Our top five clients accounted for approximately 69% and 66% of our total revenues in 2010 and 2009, respectively. Contracts with the major clients may be terminated by the client if we fail to meet certain performance criteria. Expedia, Inc. and its affiliates accounted for 44% and 42% of revenues in 2010 and 2009, respectively. American Express Travel Related Services Company, Inc. (“American Express”) accounted for 16% of revenues during both 2010 and 2009. At December 31, 2010 and 2009, 5% and 16%, respectively, of our accounts receivable related to American Express.

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

All common stock equivalents with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	2010			2009
	Net Income	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic net income (loss) per share	$2,479	18,466	$0.13	$(43,999)	18,432	$(2.39)
Effect of dilutive securities:
Options to acquire common stock	—	67	—	—	—	—

Diluted net income (loss) per share	$2,479	18,533	$0.13	$(43,999)	18,432	$(2.39)

Because of their anti-dilutive effect on the income per share recorded in each of the periods presented, the diluted share base excludes incremental shares related to employee stock options of 1,694 and 2,458 for 2010 and 2009, respectively.

Stock-Based Employee Compensation—We account for stock-based employee compensation under the Compensation—Stock Compensation Topic of the FASB Standards Codification. The weighted average grant-date fair value of the options granted during 2010, calculated using the Black-Scholes model, ranged from $0.41 to $0.70. The weighted average grant-date fair value of the options granted during 2009, calculated using the Black-Scholes model, ranged from $0.20 to $0.77.

The following assumptions were used for grants in 2010: dividend yield of zero, volatility of 133.5% to 189.1%, risk-free interest rate of 0.35% to 1.96%, and an expected life of 2.00 to 4.25 years. The following assumptions were used for grants in 2009: dividend yield of zero, volatility of 115.6% to 179.8%, risk-free interest rate of 0.86% to 2.17%, and an expected life of 2.00 to 4.25 years. The following assumptions were used for grants in 2008: dividend yield of zero, volatility of 26.4% to 44.2%, risk-free interest rate of 0.79% to 2.96%, and an expected life of 2.00 to 4.25 years. Volatility is based on the volatility of our stock. We use an estimate for the expected life and historical data to estimate the employee termination and volatility assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected life of the grant.

At December 31, 2010, options to purchase 198,690 shares of common stock were available for future grant under our stock plan. The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.29 – $2.99	1,606,000	7.8	$0.88	772,000	$0.97
$3.00 – $12.24	733,000	5.3	$7.78	731,750	$7.78

	2,339,000	7.0	$3.04	1,503,750	$4.29

Information regarding activity under our stock plan is summarized as follows:

	2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1	2,458,000	$3.63	2,440,500	$4.98
Granted	140,000	0.60	595,000	0.44
Cancelled	(256,500)	7.42	(577,500)	6.04
Exercised	(2,500)	0.35	—	—

Outstanding at December 31	2,339,000	$3.04	2,458,000	$3.63

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At December 31, 2010, the aggregate intrinsic value of options outstanding was $209 with a weighted average exercise price of $3.04 and a weighted average remaining contractual term of 7.0 years; the aggregate intrinsic value of the 1,503,750 options exercisable was $82 with a weighted average exercise price of $4.29 and a weighted average remaining contractual term of 6.4 years; and the aggregate intrinsic value of the 2,091,066 options vested or expected to vest was $187 with a weighted average exercise price of $3.04 and a weighted average remaining contractual term of 7.0 years.

The following table summarizes unvested stock options outstanding as of December 31, 2010 as well as activity during the year then ended:

	Unvested Options
	Options	Weighted Average Grant-Date Fair Value
Outstanding at January 1	1,235,584	$1.20
Granted	140,000	0.60
Cancelled	(37,500)	0.97
Vested	(502,833)	1.65

Outstanding at December 31	835,251	$0.84

Compensation cost from nonvested stock granted to employees is recognized as expense using the straight-line method over the vesting period. As of December 31, 2010, total unrecognized compensation cost related to nonvested stock options was approximately $108. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years. For 2010 and 2009, our total stock-based compensation credit was approximately $243 and $256, respectively.

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

Statement of Cash Flows—Cash paid for interest was $625 for both 2010 and 2009, respectively. Cash paid for income taxes net of amounts refunded was $143 in 2010 and $66 in 2009. We had accrued capital expenditures of $23 and $16 at December 31, 2010 and 2009, respectively.

Foreign Currency Translation—We have subsidiaries operating in the United Kingdom, Germany and India at December 31, 2010. The functional currency of these operations is the local currency. Gains and losses on transactions denominated in currencies other than the functional currency are included in determining net income (loss) for the period in which the exchange rates change. Foreign exchange transaction gains or losses were not material for any period presented. Balance sheet accounts of international subsidiaries are translated at the year-end exchange rate, and income statement accounts are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of shareholders’ equity.

Foreign Currency Exchange Risk—Approximately 28% and 25% of our consolidated revenues during 2010 and 2009 were associated with operations outside of the United States. At December 31, 2010, 36% of our consolidated assets were associated with operations outside of the United States compared to 39% at December 31, 2009. The U.S. dollar balance sheets and statements of operations for these businesses are subject to currency fluctuations. We are most vulnerable to fluctuations in the British pound, Euro and Indian rupee against the U.S. dollar. Historically, we have not entered into derivative financial instruments to mitigate this risk, as it has not been cost-effective to do so. Through 2010, the impact of currency fluctuations on our results of operations has not been significant since both revenues and operating costs of these businesses are denominated in local currency.

Segment Reporting—Operating segments are defined by the Segments Topic of the FASB Accounting Standards Codification. The Chief Executive Officer, our chief operating decision maker, currently operates one operating segment and the expense structure of the business is managed functionally. Our measure of segment profit is consolidated operating income.

Our revenue, aggregated by service offering, is as follows for each of the two years ended December 31, 2010 and 2009:

	2010	2009
Transaction processing	$44,764	$47,212
Data intelligence	11,470	11,661

Transaction and other revenues	56,234	58,873
Client reimbursements	497	470

Total	$56,731	$59,343

The following is a geographic breakdown of revenues for the years ended December 31, 2010 and 2009, and a geographic breakdown of long-lived assets at December 31, 2010 and 2009:

	2010	2009
Revenues:
United States	$40,850	$44,393
Germany	10,960	9,662
Other International	4,921	5,288

	$56,731	$59,343

Property and Equipment, net:
United States	$5,266	$6,386
Germany	277	338
Other International	200	272

	$5,743	$6,996

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Recent Accounting Pronouncements—

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

Business Combinations—In December 2010, the FASB issued ASU No. 2010-29, which updates the guidance in ASC Topic 805, “Business Combinations.” The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. This guidance will become effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We do not expect the adoption of this guidance will have a material effect on our financial position and results of operations.

3. COMMITMENTS AND CONTINGENCIES

Lease Obligations—We lease certain facilities and equipment under noncancelable operating lease agreements which expire at various times through 2019. Some of these leases contain renewal options under various terms. Future minimum annual lease payments under the related noncancelable operating leases and future sublease income at December 31, 2010 are as follows:

	Gross	Sub-lease income	Net
2011	$2,443	$377	$2,066
2012	2,149	—	2,149
2013	1,566	—	1,566
2014	940	—	940
2015	962	—	962
Thereafter	3,888	—	3,888

Total	$11,948	$377	$11,571

Rental expense for 2010 and 2009 was $1,884 and $2,240, respectively. The decrease in rent expense is primarily related to closing offices in Virginia and the United Kingdom.

Employment Agreements—We have entered into employment agreements with certain key executives. The agreements provide for compensation and benefits through the expiration of the individual agreement upon termination of employment, other than by the employee voluntarily or by us for cause. Minimum commitments under these agreements are $1.6 million and $0.3 million for 2011 and 2012, respectively.

Litigation —We are involved in a few claims incidental to our business. In the opinion of management, the ultimate resolution of such claims will not have a material effect on our financial position, liquidity, or results of operations.

Savings Plan—In the U.S., we sponsor a 401(k) profit-sharing plan (the “Plan”) under which substantially all full-time employees are eligible to participate. Participants are also eligible to receive a discretionary match. Total expense recognized under the Plan was $297 for 2010. In 2009, as part of a program to reduce our cost structure, we decided not to provide funding for the 401K program in the U.S. The reversal of the 2008 amounts accrued for the 401(k) program funding resulted in a credit to employee related expenses of $294 for 2009. In the United Kingdom, Germany and India, we participate in defined-contribution plans. Total expense recognized under these plans was $124 and $120 in 2010 and 2009, respectively.

4. DEBT

Debt consists of the following as of December 31, 2010 and 2009:

	Maturity Date	2010	2009
Note payable	April 2011	$583	$1,750
Revolver	June 2012	4,200	1,600

Total		4,783	3,350
Less current maturities		583	1,167

Long-term debt		$4,200	$2,183

Our note payable relates to the acquisition of certain assets and the assumption of certain liabilities of Hi-Mark, LLC. Hi-Mark is principally owned by Kevin Austin, our Executive Vice President of TRAVELTRAX. Our quarterly principal payments are approximately $300 plus interest at a fixed annual rate of 8.0%. This note matures in April 2011, but all remaining amounts would become immediately due and payable upon a change in control (as defined in the Note Amendment) of TRX. During 2010, we made principal and interest payments of $1,167 and $105, respectively, compared to $1,168 and $198, respectively, during 2009.

Our credit agreement with ACB provides for a senior secured revolving credit facility with aggregate principal commitments not to exceed $10,000, which includes a $2,000 letter of credit subfacility limit. Any outstanding letters of credit on this subfacility reduce the borrowing capacity of the credit agreement. A loan under the credit agreement may be a Base Rate loan or a LIBOR loan, at the option of TRX. Interest under the credit agreement accrues at an interest rate indexed to the prime rate as announced publicly by ACB from time to time (the “Base Rate”) or LIBOR (plus 1.75% for Base Rate loans and 3.00% for LIBOR loans) for the revolving credit facility, with a minimum borrowing rate of 4.25%. For letters of credit, the letter of credit fee is equal to the Applicable Rate (as defined in the credit agreement) times the daily amount available to be drawn under the letter of credit. Overdue amounts bear a fee of 2% per annum above the rate applicable to these amounts. We capitalized $215 of issuance cost related to this facility and our letter of credit, which is amortized as interest expense over the specific terms of the facility and letter of credit.

The Credit Agreement requires us to maintain (i) a ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the credit agreement, which may not be comparable to consolidated total debt or measures of GAAP profitability presented elsewhere in this document) of not more than 1.75 to 1.00 and (ii) a ratio of the remainder of consolidated EBITDA minus capital expenditures to the sum of interest expense for the period and debt principal payments required to be made in the next twelve months of not more than 1.40 to 1.00. The Credit Agreement also contains additional covenants which, among other things, require us to deliver to ACB specified financial information, including annual and quarterly financial information, and limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations, (i) merge with other companies, (ii) create liens on our property, (iii) incur debt obligations, (iv) enter into transactions with affiliates, except on an arms-length basis, (v) dispose of property, or (vi) pay dividends.

BCD Holdings N.V. (“BCD Holdings”), the parent of our majority shareholder, is the guarantor to our credit agreement. We pay BCD Holdings a guarantee fee of 250-350 basis points, depending on borrowing levels under the Credit Agreement.

Our financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on having sufficient liquidity for our operations. We are currently in compliance with all financial covenants in the Credit Agreement. As of December 31, 2010, we have borrowed $4,200 against the facility and there was a $1,500 letter of credit against this facility relating to the lease of our Atlanta office, leaving $4,300 that is currently available for borrowing. As of December 31, 2010, the interest rate on our outstanding borrowings was 4.25%. We expect to remain in compliance with all financial covenants over the remaining term of our revolving credit facility with ACB, however, we acknowledge that market conditions remain uncertain, and, as such, can provide no assurances that we will remain in compliance. We monitor our expected debt compliance and believe we would have time to further reduce our expenses and/or capital expenditures if needed to remain in compliance. If we are not successful in maintaining our debt compliance, ACB as lender is entitled to enforce the guarantee under our credit facility. Management believes that the existing cash on hand, availability under the Credit Agreement and cash flow from operations will provide the needed liquidity to fund operations sufficient to continue as a going concern.

The maturities for our debt are as follows:

2011	583
2012	4,200

Long-term debt	$4,783

5. INCOME TAXES

Our domestic and foreign income before income taxes for 2010 was $264 and $1,816, respectively. Our domestic and foreign (loss) income before income taxes for 2009 was $(46,300) and $2,278, respectively.

For the years ended December 31, 2010 and 2009, income tax benefit is comprised of the following:

	2010	2009
Current	$(216)	$701
Deferred	(183)	(724)

Total	$(399)	$(23)

Deferred taxes are as follows at December 31, 2010 and 2009:

	2010	2009
Current deferred tax assets:
Accruals	$643	$706
Allowance for doubtful accounts	150	147
Deferred revenue	232	329
Effect of uncertain tax positions on deferred items	37	—

Total current deferred tax assets	1,062	1,182
Noncurrent deferred tax assets:
Net operating loss carryforwards—U.S.	15,885	15,725
Net operating loss carryforwards—foreign	1,996	2,822
Intangible assets	4,782	5,052
Property and equipment	483	337
Stock compensation	354	366
Charitable contribution carryforward	5	3
Indian adjustment	7	7
Indian MAT credit carryforward	300	159
Alternative minimum tax credit (“AMT”) carryforward	168	168

Total noncurrent deferred tax assets	23,980	24,639

Deferred tax liabilities:
Outside basis difference —Germany	(618)	—

Total deferred tax liabilities	(618)	—

Net deferred tax assets	24,424	25,821
Valuation allowance	(24,152)	(25,802)

Net deferred tax assets	$272	$19

At December 31, 2010 and 2009, U.S. federal net operating losses of $44,562 and $43,219, respectively, are available to offset future taxable income, and expire beginning in 2021 and continuing through 2030. At December 31, 2010 and 2009, U.S. state net operating losses of $64,202 and $62,427 are available to offset future state taxable income, and expire beginning in 2020 and continuing through 2030. We have not performed a study to determine if these net operating losses could be partially limited by Internal Revenue Code Section 382 as there is a full valuation allowance applied to these amounts. Foreign net operating losses of $9,979 and $10,516 are available to offset future taxable income, and these losses are in jurisdictions with no expiration date on usage. At both December 31, 2010 and 2009, AMT credit carryforwards of $168 are available and can be carried forward indefinitely. At December 31, 2010 and 2009, Indian Minimum Alternative Tax (“MAT”) credit carryforwards of $300 and $159, respectively, are available and can be carried forward for either 7 years (credits generated prior to April 11, 2010) or 10 years (credits generated after March 31, 2010). We do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. With the exception of our German subsidiary, it is our intent to reinvest the earnings of our non-US subsidiaries in those operations, and we are not required to provide deferred taxes on any excess. During the fourth quarter of 2010, we determined that it is no longer our intent to permanently reinvest the German earnings in our German subsidiary. This decision was reached based on the conclusion of contract renegotiations with a major customer in that jurisdiction during the fourth quarter of 2010. We have established a deferred tax liability for the estimated outside basis difference in the German subsidiary as of December 31, 2010. A reconciliation of income taxes at the federal statutory rate to the tax provision recorded by us for 2010 and 2009 is as follows:

	2010	2009
Federal income tax benefit at statutory rate	34.0%	34.0%
State income taxes—net of federal benefit	0.2	0.9
Impairment of goodwill	—	(16.8)
Domestic permanent differences	(1.7)	(0.1)
International permanent differences	(12.3)	0.4
Indian MAT tax	5.6	(0.2)
Indian MAT credit	(4.6)	0.2
Deferred rate true-up	43.4	—
Outside basis difference—German Subsidiary	29.7	—
ASC 740-10 liability	(23.3)	(0.4)
Difference in foreign rates from federal statutory	(3.7)	0.5
Other	(12.3)	(0.9)
Change in deferred tax asset valuation allowance	(74.2)	(17.7)

	(19.2)%	(0.1)%

The valuation allowance was recorded because management is unable to conclude that it is more likely than not that our U.S. net deferred tax assets will be realized and that our U.K. and Indian net deferred tax assets will be realized in their entirety.

India has a tax holiday arrangement that exempts it from the 30% standard income tax rate until March 31, 2011. The aggregate dollar effect of the tax holiday as of December 31, 2010 and 2009 is $609 and $369, respectively. We are, however, subject to the minimum tax regime in the country.

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

Total unrecognized tax benefits as of December 31, 2010 were $605.

A reconciliation of unrecognized tax benefits for 2010 and 2009 is presented in the table below.

	2010	2009
Unrecognized tax benefits, January 1	$1,107	$424
Increase related to prior year’s unrecognized income tax benefits	332	694
Cumulative translation adjustment	(83)	(11)
Decreases for tax positions related to settlements	(751)	—

Unrecognized tax benefits, December 31	$605	$1,107

Of this amount, $44 would impact the effective income tax rate if we were to recognize the benefit of such positions.

We expect that $605 of the unrecognized tax benefits will be settled during the next twelve months due to the completion of an audit in one of the jurisdictions associated with the unrecognized tax benefits and the completion of accounting method change requirements in the other jurisdictions.

We recognize potential interest and penalties related to unrecognized tax benefits within income tax expense. At December 31, 2010 and 2009, we had accrued interest of $8 and $9, respectively. We had no accrued penalties recorded at December 31, 2010 and 2009.

The following summarizes the open tax years by jurisdiction as of December 31, 2010:

Jurisdiction	Open Tax Years
Federal	2007-2010
Georgia	2007-2010
Florida	2007-2010
South Carolina	2007
Texas	2006-2010
Virginia	2007-2010
West Virginia	2007-2010
United Kingdom	2009-2010
Germany	2004-2010
India	2007-2010

Our last federal audit was for the 2004 tax year, and it was concluded in 2007. We are not currently under audit domestically as of December 31, 2010. We are currently under audit in Germany for the 2004-2006 tax years, but this audit is expected to conclude in early 2011. We are not under audit for any other international jurisdictions as of December 31, 2010. The state of Texas is reviewing our Texas Margin Tax returns for the years ended December 31, 2008 and 2009 as part of a previously scheduled sales and use tax audit with the state. We believe that we have appropriately accrued for any material uncertain tax positions inherent in these examinations.

6. SHAREHOLDERS’ (DEFICIT) EQUITY

Stock Options—We have two stock-based employee compensation plans. The TRX, Inc. Omnibus Incentive Plan (the “Stock Plan”) was amended upon our initial public offering in September 2005 to, among other things, increase the number of shares available for issuance to employees from 1,300,000 to 3,300,000 and to expand the types of awards permitted to be made. The Stock Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. Option awards are generally granted with an exercise price equal to the fair market value of our stock at the date of grant; those option awards generally vest ratably over four years and have 10-year contractual terms. Certain option awards provide for accelerated vesting if there is a change of control (as defined in the Stock Plan). In addition our Employee Stock Purchase Plan (“ESPP”) has 500,000 shares reserved for issuance. As of December 31, 2010, 226,819 shares have been issued under our ESPP. See Note 2 for further information about our stock options.

Preferred Stock—We are authorized to issue up to 10,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 2010 and 2009, no preferred stock was outstanding.

7. RELATED-PARTY TRANSACTIONS

BCD Travel is majority-owned by the parent of our majority shareholder, BCD Holdings. Effective January 1, 2009, the agreement between TRX Technology Services, L.P. (“TRX Technology”) and BCD Travel was extended for the period January 1, 2009 through August 31, 2009 for reservation processing services only. A separate three year agreement (the “Agreement”) with an effective date of January 1, 2009 was entered into between the parties for online booking services. Effective January 1, 2011, the Agreement was extended to January 1, 2015 and updated certain pricing and other terms under the Agreement. During 2010 and 2009, we recognized transaction and other revenues from BCD Travel, totaling $1,424 and $3,338, respectively. At December 31, 2010 and 2009, respectively, $107 and $202 was receivable from BCD Travel.

Airtrade International, Inc. (“Vayama”) is majority-owned by the parent of our majority shareholder, BCD Holdings. The agreement between TRX Technologies India PVT Ltd. and Vayama, dated February 15, 2009 and amended on February 17, 2010, was entered into between the parties for travel management services and was effective January 28, 2010 through November 19, 2010 with automatic renewal for successive one-year terms. During 2010 and 2009, we recognized transaction and other revenues from Vayama totaling $1,154 and $599, respectively. At December 31, 2010 and 2009, respectively, $278 and $70 was receivable from Vayama.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as of December 31, 2010. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, as of December 31, 2010, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act, identified in connection with the evaluation that occurred during the period covered by this report that have materially affected our internal control over financial reporting.

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

With the exception of the implementation noted above, there were no changes to internal controls in the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this section will be set forth in our Proxy Statement for the 2011 Annual Meeting of Stockholders in the sections entitled “Proposal 1—Election of Directors,” “Executive Officers and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance. Such information is incorporated herein by reference.

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
H. Shane Hammond
President, Chief Executive Officer

Date: March 1, 2011

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints H. Shane Hammond and David D. Cathcart, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the calendar year ended December 31, 2010, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. SHANE HAMMOND H. Shane Hammond	President, Chief Executive Officer (principal executive officer)	March 1, 2011

/s/ DAVID D. CATHCART David D. Cathcart	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 1, 2011

/s/ NORWOOD H. (“TRIP”) DAVIS, III Norwood H. (“Trip”) Davis, III	Chairman of the Board and Director	March 1, 2011

/s/ JOHAN G. (“JOOP”) DRECHSEL Johan G. Drechsel	Director	March 1, 2011

/s/ MARK R. BELL Mark R. Bell	Director	March 1, 2011

/s/ JOHN F. DAVIS, III John F. Davis, III	Director	March 1, 2011

/s/ JOHN A. FENTENER VAN VLISSINGEN John A. Fentener van Vlissingen	Director	March 1, 2011

/s/ WILLIAM A. CLEMENT, JR. William A. Clement, Jr.	Director	March 1, 2011

TRX, INC.

FORM 10-K

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of TRX, Inc. (filed as Exhibit 3.3 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of TRX, Inc. (filed as Exhibit 3.4 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference).

4.1	Specimen Common Stock certificate (filed as Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1, filed on July 27, 2005 and incorporated herein by reference).

10.1	Letter Agreement, dated December 31, 2004, by and among BCD Technology, S.A. and Norwood H. Davis, III, Davis Family Holdings, LLC and Davis Family Holdings II, LLC (filed as Exhibit 10.5 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.2	Credit Agreement, dated May 30, 2008, by and between TRX, Inc. and Atlantic Capital Bank (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 14, 2008 and incorporated herein by reference).

10.3	First Amendment to Credit Agreement by and between TRX, Inc. and Atlantic Capital Bank, effective December 3, 2008 (filed as Exhibit 10.3 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).

10.4	Second Amendment to Credit Agreement by and between TRX, Inc. and Atlantic Capital Bank, effective October 19, 2009 (filed as Exhibit 10.4 to our Annual Report on Form 10-K, filed on March 9, 2010 and incorporated herein by reference).

10.5	Third Amendment to Credit Agreement by and between TRX, Inc. and Atlantic Capital Bank, effective November 5, 2010. †

10.6	Promissory Note made by TRX, Inc. in favor of Hi-Mark, LLC, dated January 11, 2007 (filed as Exhibit 10.4 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.7	First Amendment to the Promissory Note made by TRX, Inc. in favor of Hi-Mark, LLC, dated as of November 7, 2008 (filed as Exhibit 10.5 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).

10.8	Services Agreement, dated December 23, 2002, by and between American Airlines, Inc. and TRX Fulfillment Services, LLC (filed as Exhibit 10.17 to Amendment No. 1 to our Registration Statement on Form S-1, filed on June 17, 2005 and incorporated herein by reference).*

10.9	Amendment #1 to Services Agreement between TRX Fulfillment Services, LLC and American Airlines, Inc., dated February 1, 2006 (filed as Exhibit 10.8 to our Annual Report on Form 10-K, filed on March 11, 2008 and incorporated herein by reference).*

10.10	Amendment II to Services Agreement between TRX Fulfillment Services, LLC and American Airlines, Inc., effective July 1, 2008 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 14, 2008 and incorporated herein by reference).*

10.11	Amended and Restated Master Service Agreement for Application Service Provider including Statements of Work #1-#3 and #6 between TRX, Inc and American Express Travel Related Services Company, Inc., entered into as of December 3, 2009 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 13, 2010 and incorporated herein by reference).*

Exhibit No.	Description
10.12	Statement of Work #5 to Amended and Restated Master Service Agreement for Application Service Provider between TRX, Inc. and American Express Travel Related Services Company, Inc., effective August 1, 2010 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed on November 15, 2010 and incorporated herein by reference).*

10.13	Amendment to Statement of Work #3 to Amended and Restated Master Service Agreement for Application Service Provider between TRX, Inc. and American Express Travel Related Services Company, Inc., dated November 29, 2010.†

10.14	Statement of Work #4 to Amended and Restated Master Service Agreement for Application Service Provider between TRX, Inc. and American Express Travel Related Services Company, Inc., effective December 1, 2010.†*

10.15	Amended and Restated Agreement for the Provision of Services, dated December 1, 2005, by and between TRX, Inc. and American Express Travel Related Services Company, Inc. (filed as Exhibit 10.7 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference).*

10.16	Amendment #1 to TRX, Inc. Amended and Restated Agreement for the Provision of Services between TRX, Inc. and American Express Travel Related Service Company, Inc., dated October 23, 2007 (filed as Exhibit 10.10 to our Annual Report on Form 10-K, filed on March 11, 2008 and incorporated herein by reference).*

10.17	Amendment #2 to Amended and Restated Agreement for the Provision of Services between TRX, Inc. and American Express Travel Related Services Company, Inc., effective January 1, 2008 (filed as Exhibit 10.11 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).*

10.18	Amendment #3 to Amended and Restated Agreement for the Provision of Services between TRX, Inc. and American Express Travel Related Services Company, Inc., effective October 1, 2008 (filed as Exhibit 10.12 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).*

10.19	Amendment #4 to Amended and Restated Agreement for Provision of Services between TRX, Inc. and American Express Travel Related Services Company, Inc., effective September 1, 2008 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).*

10.20	Master Services Agreement between Expedia, Inc. and TRX, Inc., dated January 1, 2007 (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).*

10.21	Amendment # 1 to Master Services Agreement between Expedia, Inc. and TRX, Inc., dated March 30, 2007 (filed as Exhibit 10.46 to our Quarterly Report on Form 10-Q, filed on May 10, 2007 and incorporated herein by reference).*

10.22	Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective March 3, 2009 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).*

10.23	Second Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective January 1, 2010 (filed as Exhibit 10.18 to our Annual Report on Form 10-K, filed on March 9, 2010 and incorporated herein by reference).*

10.24	Amendment to Second Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective June 1, 2010 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 13, 2010 and incorporated herein by reference).*

Exhibit No.	Description
10.25	Amendment 2 to Second Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective July 30, 2010 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 12, 2010 and incorporated herein by reference).

10.26	Amendment 3 to Second Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective August 30, 2010 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on November 12, 2010 and incorporated herein by reference).

10.27	Amendment 4 to Second Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective September 30, 2010 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on November 12, 2010 and incorporated herein by reference).

10.28	Amendment 5 to Second Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective October 20, 2010.†

10.29	Third Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective October 15, 2010.†*

10.30	Fourth Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective January 1, 2011.†*

10.31	CORREX Services Agreement between Hogg Robinson Plc and TRX Europe Ltd., dated April 1, 2006 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).*

10.32	Amendment to CORREX Services Agreement between Hogg Robinson Plc and TRX Europe Ltd., effective January 1, 2009 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).*

10.33	Amended and Restated Master Agreement dated January 1, 2006 by and between TRX Technology Services, L.P. and World Travel Partners I, LLC (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 4, 2006 and incorporated herein by reference).*

10.34	Amendment 3 to the Amended and Restated Master Agreement between TRX Technology Services, L.P. and BCD Travel USA LLC (formerly known as WorldTravel Partners I, LLC), effective as of January 1, 2009 (filed as Exhibit 10.1 to Amendment #1 to our Quarterly Report on Form 10-Q/A, filed on April 15, 2010 and incorporated herein by reference).*

10.35	Software and Services Agreement between TRX, Inc. and BCD Travel USA LLC, effective as of January 1, 2009 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on November 12, 2010 and incorporated herein by reference).*

10.36	Employment Contract between Norwood H. Davis, III and TRX, Inc., dated December 31, 2004 (filed as Exhibit 10.24 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.37	First Amendment to Employment Contract between Norwood H. Davis, III and TRX, Inc., dated August 26, 2005 (filed as Exhibit 10.65 to Amendment No. 8 to our Registration Statement on Form S-1, filed on September 9, 2005 and incorporated herein by reference).

10.38	Second Amendment to Employment Contract between Norwood H. Davis, III and TRX, Inc., dated June 30, 2006 (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 30, 2006 and incorporated herein by reference).

10.39	Third Amendment to Employment Contract between Norwood H. Davis, III and TRX, Inc., dated April 5, 2007 (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed April 5, 2007 and incorporated herein by reference).

Exhibit No.	Description
10.40	Fourth Amendment to Employment Contract between Norwood H. Davis, III and TRX, Inc., dated January 10, 2008 (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed January 11, 2008 and incorporated herein by reference).

10.41	Fifth Amendment to Employment Contract between Norwood H. Davis, III and TRX, Inc., dated December 10, 2008 (filed as Exhibit 10.26 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).

10.42	Employment Contract between H. Shane Hammond and TRX, Inc., dated December 10, 2008 (filed as Exhibit 10.32 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).

10.43	First Amendment to Employment Contract between H. Shane Hammond and TRX, Inc., effective as of December 6, 2010. †

10.44	Employment Contract between David Cathcart and TRX, Inc., dated July 1, 2005 (filed as Exhibit 10.27 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.45	First Amendment to Employment Contract between David Cathcart and TRX, Inc., dated November 15, 2006 (filed as Exhibit 10.28 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.46	Employment Contract between Kevin Austin and TRX, Inc., dated December 7, 2006 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).

10.47	First Amendment to Employment Contract between Kevin Austin and TRX, Inc., dated December 31, 2008 (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).

10.48	Second Amendment to Employment Contract between Kevin Austin and TRX, Inc., dated January 1, 2010 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 13, 2010).

10.49	Office Lease, dated June 25, 2008, by and between TRX, Inc. and NNN Park Central, LLC et. al. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 14, 2008 and incorporated herein by reference).

10.50	Lease Deed, dated September 29, 2010, by and between TRX Technologies India Private Limited and Mr. Azeez Mohammed, M/s Kay Arr & Company, et. al.†*

10.51	TRX, Inc. Omnibus Incentive Plan (filed as Exhibit 10.32 to our Annual Report on Form 10-K, filed February 22, 2006 and incorporated herein by reference).

10.52	TRX, Inc. Employee Stock Purchase Plan. (filed as Exhibit 10.59 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference).

10.53	TRX, Inc. Executive Annual Incentive Plan (filed as Exhibit 10.37 to our Annual Report on Form 10-K, filed February 22, 2006 and incorporated herein by reference).

10.54	Asset Purchase Agreement by and among TRX, Inc., Hi-Mark, LLC, Hi-Mark Travel Systems, Inc., Integrated Profitmark Corporation, LLC and the Owner Entity Shareholders, dated December 7, 2006 (filed as Exhibit 10.44 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).*

10.55	First Amendment to Asset Purchase Agreement, by and among TRX, Inc., Hi-Mark, LLC, Hi-Mark Travel Systems, Inc., Integrated Profitmark Corporation, LLC and the Owner Entity Shareholders, dated January 11, 2010 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q/A, filed August 6, 2010 and incorporated herein by reference).*

Exhibit No.	Description
10.56	Asset Purchase Agreement by and among Travel Analytics, Inc., Scott Gillespie, Kristina O. Gillespie and TRX, Inc., dated August 2, 2006 (filed as Exhibit 10.45 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).*

21.1	Subsidiaries of the Registrant.†

23.1	Consent of Deloitte & Touche LLP.†

24.1	Power of Attorney (included with signature page hereto).

31.1	Certification of H. Shane Hammond, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of David Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Section 906 Principal Executive Officer and Principal Financial Officer Certification.‡

†	Filed herewith.
‡	Furnished herewith.
*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.