Form 10-Q
period 2011-03-31
TRX INC/GA
filed 2011-05-16
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding at May 1, 2011 was 18,470,244 shares.

TRX, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,591	$2,565
Trade accounts receivable, net	4,911	6,127
Prepaids and other	2,313	3,318

Total current assets	9,815	12,010

NONCURRENT ASSETS:
Property and equipment, net	5,307	5,743
Deferred income tax	250	264
Other assets, net	752	795

Total noncurrent assets	6,309	6,802

Total assets	$16,124	$18,812

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,342	$8,275
Customer deposits and deferred revenue	4,443	4,624
Current portion of long-term debt	292	583

Total current liabilities	12,077	13,482

NONCURRENT LIABILITIES:
Long-term debt—less current portion	2,500	4,200
Other long-term liabilities	1,815	1,759

Total noncurrent liabilities	4,315	5,959

Total liabilities	16,392	19,441

COMMITMENTS AND CONTINGENCIES (NOTE 2)
SHAREHOLDERS’ DEFICIT:
Common stock, $.01 par value; 100,000,000 shares authorized; 18,653,802 shares issued; and 18,466,271 shares outstanding	186	186
Additional paid-in capital	95,403	95,416
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Cumulative translation adjustment	384	413
Accumulated deficit	(93,947)	(94,350)

Total shareholders’ deficit	(268)	(629)

Total liabilities and shareholders’ deficit	$16,124	$18,812

See notes to unaudited condensed consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ending March 31,
	2011	2010
REVENUES:
Transaction and other revenues	$12,425	$14,594
Client reimbursements	173	84

Total revenues	12,598	14,678

EXPENSES:
Operating, excluding depreciation and amortization	7,801	8,552
Selling, general, and administrative, excluding depreciation and amortization	2,050	3,046
Technology development	818	951
Client reimbursements	173	84
Impairment of goodwill	64	89
Depreciation and amortization	995	1,030

Total expenses	11,901	13,752

OPERATING INCOME	697	926
INTEREST INCOME (EXPENSE):
Interest income	2	6
Interest expense	(133)	(184)

Total interest expense, net	(131)	(178)

INCOME BEFORE INCOME TAXES	566	748
PROVISION FOR INCOME TAXES	163	265

NET INCOME	$403	$483

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,466	18,465

Diluted	18,613	18,643

BASIC AND DILUTED NET INCOME PER SHARE	$0.02	$0.03

See notes to unaudited condensed consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$403	$483

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	995	1,030
Impairment of goodwill	64	83
Provision for bad debts	(159)	79
Stock compensation credit	(13)	(56)
Debt issuance cost amortization	5	37
Changes in assets and liabilities:
Trade accounts receivable	1,394	(678)
Prepaids and other assets	1,051	(288)
Accounts payable and accrued liabilities	(1,052)	(948)
Customer deposits and deferred revenue	(194)	(103)

Net cash provided by (used in) operating activities	2,494	(361)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(504)	(980)
Payment of contingent consideration	(87)	(89)

Net cash used in investing activities	(591)	(1,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(291)	(291)
Borrowings from credit facility	3,200	6,200
Payments on credit facility	(4,900)	(4,100)
Proceeds from stock plans	—	6

Net cash (used in) provided by financing activities	(1,991)	1,815

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	114	(235)

NET INCREASE IN CASH AND CASH EQUIVALENTS	26	150
CASH AND CASH EQUIVALENTS—Beginning of period	2,565	2,897

CASH AND CASH EQUIVALENTS—End of period	$2,591	$3,047

See notes to unaudited condensed consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(In thousands, except share data)

1. ACCOUNTING AND REPORTING POLICIES

TRX is a travel technology and data services provider, offering more than 20 software-as-a-service utilities for online booking, reservation processing, data intelligence, and process automation. We provide patented savings maximization solutions, extending spend management services to travel buyers all over the world. We complement all of this with a global workforce focused on travel process automation and reengineering. For the foreseeable future, we intend primarily to focus our efforts on the opportunities within the travel industry. We deliver our technology applications as a service over the Internet to travel agencies, corporations, travel suppliers, government agencies, credit card associations, credit card issuing banks, and third-party administrators. TRX is headquartered in Atlanta, Georgia with operations and associates in North America, Europe, and Asia. We are majority-owned by BCD Technology, S.A. (“BCD”).

Basis of Presentation— The accompanying unaudited condensed consolidated financial statements of TRX, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. As a result, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2010. Due to the seasonal fluctuations for the purchase of air travel by leisure and corporate travelers as well as credit card volume related to corporate travel, interim results are not necessarily indicative of results for a full year.

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

Allowance for Doubtful Accounts—We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The balance was $185 and $426 as of March 31, 2011 and December 31, 2010, respectively.

Goodwill— We record goodwill related to earnout payments on a previous business acquisition transaction. As a result of declining market conditions from January 1, 2009 to March 31, 2009, and their related effect on current and anticipated volumes and pricing with clients, we determined that it was necessary to test goodwill for impairment as of March 31, 2009. As a result of our impairment test, we determined that goodwill was fully impaired and recorded a noncash impairment charge to goodwill of $37,305 during the first quarter of 2009. Subsequent to the goodwill impairment charge recorded in the first quarter of 2009, we recorded goodwill related to earnout payments on a previous business acquisition transaction. Since there was no improvement in our financial outlook, such goodwill was also impaired in that same period. We expect to record additional goodwill impairment charges through December 31, 2011 for future earnout payments associated with this business acquisition transaction, until our financial outlook sufficiently improves to justify the recording of a goodwill asset.

The following table discloses the changes in the carrying amount of goodwill during the three months ended March 31, 2011:

Balance, January 1	$37,975
Accumulated impairment losses	(37,975)

—

Earnout on previous business acquisition transaction	64
Impairment charge	(64)

Balance, March 31	38,039
Accumulated impairment losses	(38,039)

$—

Other Intangible Assets—Our intangible assets are included in other assets, net in the accompanying consolidated balance sheets. A summary of our intangible assets as of March 31, 2011 and December 31, 2010 is as follows:

	Useful Lives	March 31, 2011		December 31, 2010
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks and patents	10 years	$866	$(346)	$866	$(303)

We expect to record amortization expense related to these intangible assets of approximately $131 during the remainder of 2011, $173 in each of the next two years and $43 in the year thereafter. We recorded related amortization expense of $43 during both the three months ended March 31, 2011 and 2010, respectively.

Changes in other intangible assets during the three months ended March 31, 2011 were as follows:

Balance, January 1	$563
Amortization of intangible assets	(43)

Balance, March 31	$520

Impairment of Long-Lived Assets—We regularly evaluate whether events and circumstances have occurred that indicate whether the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for recoverability, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. No such indicator of impairment existed at March 31, 2011.

Fair Value Measurements—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Current GAAP outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.

We currently do not have financial or non-financial assets and financial or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Financial Accounting Standards Board (“FASB”) guidance establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. During the three months ended March 31, 2011, earnout payments of $64 related to a previous business acquisition transaction were impaired based on Level 3 measurements.

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

Concentration of Credit Risk— A significant portion of our revenues is derived from a limited number of clients. Our top five clients accounted for approximately 65% and 68% of our total revenues in the three months ended March 31, 2011 and 2010, respectively. Contracts with the major clients may be terminated by the client if we fail to meet certain performance criteria. Expedia, Inc. and its affiliates accounted for 43% and 44% of our total revenues in the three months ended March 31, 2011 and 2010, respectively. American Express Travel Related Services Company, Inc. (“American Express”) accounted for 14% and 15% of our total revenues in the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011 and December 31, 2010, 3% and 5%, respectively, of our accounts receivable related to American Express.

Net Income per Share—Basic net income per share is computed by dividing reported income available to common shareholders by weighted average shares outstanding during the period. Income available to common shareholders is the same as reported net income for all periods presented.

Diluted net income per share is computed by dividing reported earnings available to common shareholders, adjusted for the earnings effect of potentially dilutive securities, by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share.

All common stock equivalents with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Net Income	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share
Basic net income per share	$403	18,466	$0.02	$483	18,465	$0.03
Effect of dilutive securities:
Options to acquire common stock	—	147	—	—	178	—

Diluted net income per share	$403	18,613	$0.02	$483	18,643	$0.03

All stock options with an exercise price greater than the average market share price for the period are assumed to have an anti-dilutive effect on net income per share. Because of their anti-dilutive effect on the net income per share recorded in each of the periods presented, the diluted share base excludes incremental shares related to 1,714 and 1,853 employee stock options for the three months ended March 31, 2011 and 2010, respectively.

Stock-Based Employee Compensation— We account for stock-based employee compensation under the Compensation—Stock Compensation Topic of the FASB Standards Codification. The weighted average grant-date fair value of the options granted during the three months ended March 31, 2011, calculated using the Black-Scholes model, ranged from $0.47 to $0.58. The weighted average grant-date fair value of the options granted during the three months ended March 31, 2010, calculated using the Black-Scholes model, ranged from $0.66 to $0.70.

The following assumptions were used for grants in the three months ended March 31, 2011: dividend yield of zero, volatility of 153.2% to 192.6%, risk-free interest rate of 0.59% to 3.39%, and an expected life of 2.00 to 4.25 years. The following assumptions were used for grants in the three months ended March 31, 2010: dividend yield of zero, volatility of 133.5% to 175.8%, risk-free interest rate of 0.82% to 1.96%, and an expected life of 2.00 to 4.25 years. Volatility is based on the volatility of our stock. We use historical data to estimate the expected life and employee termination assumptions in our accounting under the FASB’s guidance. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected life of the grant.

The following table summarizes stock options outstanding as of March 31, 2011, as well as activity during the three months then ended:

	Options	Weighted Average Exercise Price
Outstanding at January 1	2,339,000	$3.04
Granted	185,000	0.64
Cancelled	(85,000)	2.05

Outstanding at March 31	2,439,000	$2.89

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At March 31, 2011, the aggregate intrinsic value of options outstanding was $174 with a weighted average remaining contractual term of 7.0 years; the aggregate intrinsic value of the 1,646,250 options exercisable was $76 with a weighted average exercise price of $3.96 and a weighted average remaining contractual term of 6.3 years; and the aggregate intrinsic value of the 2,180,466 options vested or expected to vest was $155 with a weighted average exercise price of $2.89 and a weighted average remaining contractual term of 7.0 years.

The following table summarizes unvested stock options outstanding as of March 31, 2011, as well as activity during the three months then ended:

	Options	Weighted Average Grant-Date Fair Price
Outstanding at January 1	835,251	$0.84
Granted	185,000	0.64
Cancelled	(45,000)	1.05
Vested	(182,500)	1.14

Outstanding at March 31	792,751	$0.71

Compensation cost from nonvested stock granted to employees is recognized as expense using the straight-line method over the vesting period. As of March 31, 2011, total unrecognized compensation cost related to nonvested stock options was approximately $159. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years. For the three months ended March 31, 2011 and 2010, our total stock-based compensation credit was $13 and $54, respectively.

Comprehensive Income—Our comprehensive income includes net income and cumulative translation adjustments. The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2011	2010
Net income	$403	$483
Cumulative translation adjustment	(29)	161

Total comprehensive income	$374	$644

Statement of Cash Flows—Cash paid for interest was $192 and $167 for the three months ended March 31, 2011 and 2010, respectively. Cash paid for income taxes was $32 and $44 for the three months ended March 31, 2011 and 2010, respectively. We had accrued capital expenditures of $15 and $1 at March 31, 2011 and 2010, respectively.

Segment Reporting— Operating segments are defined by the Segments Topic of the FASB Accounting Standards Codification. The Chief Executive Officer, our chief operating decision maker, currently operates one operating segment and the expense structure of the business is managed functionally. Our measure of segment profit is consolidated operating income.

Our revenue, aggregated by service offering, is as follows:

	Three Months Ended March 31,
	2011	2010
Transaction processing	$9,995	$11,616
Data intelligence	2,430	2,978

Transaction and other revenues	12,425	14,594
Client reimbursements	173	84

Total	$12,598	$14,678

The following is a geographic breakdown of revenues for the three months ended March 31, 2011 and 2010, and a geographic breakdown of property and equipment, net at March 31, 2011 and December 31, 2010:

	Three Months Ended March 31,
	2011	2010
Revenues:
United States	$8,488	$10,648
Germany	3,086	2,823
Other International	1,024	1,207

Total	$12,598	$14,678

	At March 31, 2011	At December 31, 2010
Property and equipment, net:
United States	$4,788	$5,266
Germany	306	277
Other International	213	200

	$5,307	$5,743

Litigation—We are involved in a few claims incidental to our business. Management has provided for such legal claims when, in the opinion of management, a loss is probable and estimable. At March 31, 2011, no such legal proceedings, individually or in the aggregate, are material to the condensed consolidated financial statements.

2. DEBT

Debt consists of the following as of March 31, 2011 and December 31, 2010:

	Maturity Date	March 31, 2011	December 31, 2010
Note payable	April 2011	$292	$583
Revolver	June 2012	2,500	4,200

Total		2,792	4,783
Less current maturities		292	583

Long-term debt		$2,500	$4,200

Our note payable relates to partial consideration for the acquisition of certain assets and the assumption of certain liabilities of Hi-Mark, LLC. Hi-Mark was principally owned by Kevin Austin, our Executive Vice President of TRAVELTRAX. Our quarterly principal payments are approximately $300 plus interest at a fixed annual rate of 8.0%. This note matured and was paid in April 2011. During the three months ended March 31, 2011, we made principal and interest payments of $292 and $12, respectively, compared to $292 and $35, respectively, during the three months ended March, 31, 2010.

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

Our financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on having sufficient liquidity for our operations. We are currently in compliance with all financial covenants in the credit agreement. As of March 31, 2011, we have borrowed $2,500 against the facility and there was a $1,500 letter of credit against this facility relating to the lease of our Atlanta office, leaving $6,000 that is currently available for borrowing. As of March 31, 2011, the interest rate on our outstanding borrowings was 4.25%. We expect to remain in compliance with all financial covenants over the remaining term of our revolving credit facility with ACB, however, we acknowledge that market conditions remain uncertain, and, as such, can provide no assurances that we will remain in compliance. We monitor our expected debt compliance and believe we would have time to further reduce our expenses and/or capital expenditures if needed to remain in compliance. If we are not successful in maintaining our debt compliance, ACB as lender is entitled to enforce the guarantee under our credit facility. Management believes that the existing cash on hand, availability under the credit agreement and cash flow from operations will provide the needed liquidity to fund operations sufficient to continue as a going concern.

3. RELATED-PARTY TRANSACTIONS

BCD Travel is majority-owned by the parent of our majority shareholder, BCD Holdings. Effective January 1, 2009, the existing Amended and Restated Master Agreement between TRX Technology Services, L.P. (“TRX Technology”) and BCD Travel was extended for the period January 1, 2009 through August 31, 2009 for reservation processing services only. A separate three year agreement (the “BCD Agreement”) with an effective date of January 1, 2009 was entered into between the parties for online booking services. Effective January 1, 2011, the BCD Agreement was extended to January 1, 2015 and updated certain pricing and other terms under the BCD Agreement. During the three months ended March 31, 2011 and 2010, we recognized transaction and other revenues from BCD Travel, totaling $316 and $353, respectively. At March 31, 2011 and December 31, 2010, respectively, $103 and $107 was receivable from BCD Travel.

Airtrade International, Inc. (“Vayama”) is majority-owned by the parent of our majority shareholder, BCD Holdings. The agreement between TRX Technologies India PVT Ltd. and Vayama, dated February 15, 2009 and amended on February 17, 2010, was entered into between the parties for travel management services and was effective January 28, 2010 through November 19, 2010. During the three months ended March 31, 2011 and 2010, we recognized transaction and other revenues from Vayama totaling $15 and $203, respectively. At March 31, 2011 and December 31, 2010, respectively, $4 and $278 was receivable from Vayama.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three months ended March 31, 2011 and 2010. Also discussed is our financial position as of March 31, 2011. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and the notes to those unaudited condensed consolidated financial statements included elsewhere in this report and the audited consolidated financial statements in our Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

TRX is a travel technology and data services provider, offering more than 20 software-as-a-service utilities for online booking, reservation processing, data intelligence, and process automation. We provide patented savings maximization solutions, extending spend management services to travel buyers all over the world. We complement all of this with a global workforce focused on travel process automation and reengineering. For the foreseeable future, we intend primarily to focus our efforts on the large opportunities within the travel industry. We deliver our technology applications as a service over the Internet to travel agencies, corporations, travel suppliers, government agencies, credit card associations, credit card issuing banks, and third-party administrators. TRX is headquartered in Atlanta, Georgia with operations and associates in North America, Europe, and Asia.

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

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia and its affiliates, accounted for 43% and 44% of our total revenues in the three months ended March 31, 2011 and 2010, respectively.

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

Effective January 1, 2009, the agreement between TRX Technology and BCD Travel (the “BCD Agreement”) was entered into between the parties for online booking services. Effective January 1, 2011, the BCD Agreement was extended to January 1, 2015 and updated certain pricing and other terms under the BCD Agreement.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates. We believe that, of our significant accounting policies described in Note 1 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q and described in our Form 10-K for the year ended December 31, 2010, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to assist investors in fully understanding and evaluating our consolidated financial condition and results of operations.

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

Goodwill and other intangible assets. Goodwill represents the excess of the purchase price over the fair value of assets acquired. We record goodwill related to earnout payments on a previous business acquisition transaction. Since there was no improvement in our financial outlook subsequent to our full goodwill impairment in March 2009, such goodwill related to those earnout payments was also impaired in that same period, and is included in “Impairment of goodwill” in our unaudited condensed consolidated statements of operations. We expect to record additional goodwill impairment charges through December 31, 2011 for future earnout payments associated with this business acquisition transaction, until our financial outlook sufficiently improves to justify the recording of a goodwill asset.

Impairment of long-lived assets. We regularly evaluate whether events and circumstances have occurred that indicate whether the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable. When factors indicate that such long-lived assets should be evaluated for recoverability, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. We assessed indicators to determine whether the carrying values of long-lived assets, including property and equipment and other intangible assets should be impaired and determined that no impairment was required at December 31, 2010.

Transaction processing provisions. We have recorded estimates to account for processing errors made in the ticketing or fareloading process that result in tickets being issued at incorrect prices or from agency commissions being miscalculated. Our reserve for processing errors is based on several factors including historical trends, average debit memo lag time and timely identification of errors. Transaction processing provisions were approximately $24 and $25 during the three months ended March 31, 2011 and 2010, respectively, and are included as operating expenses in our unaudited condensed consolidated statements of operations. We expect transaction processing provisions to continue to decrease as we reduce our volume associated with this activity.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

The following tables set forth comparative revenue and expense items by type, in dollars and as a percentage of transaction and other revenue, for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011		2010		Change
	(dollars in thousands)
Revenue:
Transaction processing	$9,995	80%	$11,616	80%	$(1,621)	(14)%
Data intelligence	2,430	20	2,978	20	(548)	(18)

Transaction and other revenues	12,425	100%	14,594	100%	(2,169)	(15)%
Client reimbursements	173		84

Total revenues	12,598		14,678
Expenses:
Operating	7,801		8,552		(751)	(9)
Selling, general, and administrative	2,050		3,046		(996)	(33)
Technology development	818		951		(133)	(14)
Client reimbursements	173		84		89	106
Impairment of goodwill	64		89		(25)	(28)
Depreciation and amortization	995		1,030		(35)	(3)
Interest (expense) income:
Interest income	2		6		(4)	(67)
Interest expense	(133)		(184)		(51)	(28)
Income tax provision	163		265		(102)	(38)

Net income	$403		$483

Transaction processing revenues. The decrease for the three months ended March 31, 2011 compared to the same period in the prior year was primarily due to the decreased scope of services and/or pricing provided to Expedia and American Express. We expect revenues per transaction to continue to decline in the future because of scaled pricing we offer to clients for increased volume, as well as trends in the travel processing supply chain that are putting negative pressure on our revenue per transaction.

Data intelligence revenues. The decrease in data intelligence revenues for the three months ended March 31, 2011 compared to the same period in the prior year was primarily due to lower consulting and other nonrecurring activities, partially offset by growth with new and existing recurring clients. We expect growth in data intelligence revenues based on recent sales activity and market interest in these products and services.

Operating expenses. The decrease in operating expenses for the three months ended March 31, 2011 compared to the same period in the prior year was primarily due to personnel-related reductions.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses for the three months ended March 31, 2011 compared to the same period in the prior year was primarily due to reduced personnel-related costs and a credit to the bad debt provision in 2011 as a result of improved collections.

Technology development expenses. The decrease in technology development expense for the three months ended March 31, 2011 compared to the same period in the prior year was primarily due to personnel-related reductions.

Depreciation and amortization. The depreciation and amortization expense remained relatively constant for the three months ended March 31, 2011 and 2010.

Interest income. The decrease for the three months ended March 31, 2011 compared to the same period in the prior year was primarily due to reduced average cash balances available for investment.

Interest expense. The decrease for the three months ended March 31, 2011 compared to the same period in the prior year was primarily due to lower principal balance related to our Hi-Mark note payable as we pay down the principal balance of the note.

Income tax provision. The decrease in the income tax provision for the three months ended March 31, 2011 compared to the same period in the prior year was primarily due to a change in the mix of pretax income between our US and international operations.

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

At March 31, 2011, our principal sources of liquidity were cash and cash equivalents of $2.6 million and $6.0 million of availability under our revolving credit facility with Atlantic Capital Bank (“ACB”). We had $2.5 million of borrowings outstanding under our credit facility at March 31, 2011. Neither our access to nor the value of our cash equivalents have been negatively affected by the liquidity problems of financial institutions. Although we have been prudent in our strategy for our anticipated near-term liquidity needs, it is not possible to accurately predict how macroeconomic conditions may affect our financial position, results of operations or cash flows. Additional failures of financial and other institutions could impact our customers’ ability to pay us, reduce amounts available under our credit facility, cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and restrict our access to the equity and debt markets. A continuation of the turmoil in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing if we need additional liquidity. We will experience liquidity problems if we are unable to obtain sufficient additional financing as our debt becomes due. Adverse economic conditions, increased competition, or other unfavorable events also could affect our liquidity.

Our credit agreement with ACB matures June 30, 2012. We plan to begin negotiations on an extension of our credit agreement prior to its maturity.

Net cash provided by operating activities was $2.5 million during the three months ended March 31, 2011, compared to net cash used in operating activities of $0.4 million during the three months ended March 31, 2010. The increase in cash provided was primarily due to improved collections and the return of a deposit related to relocating our Bangalore, India operations center.

Net cash used in investing activities was $0.6 million during the three months ended March 31, 2011, compared to $1.1 million during the three months ended March 31, 2010. The driver of our investing activities is our capital expenditures, which include costs associated with internally developed software, as well as infrastructure required to support and maintain our existing systems and opportunities to reduce costs. As of March 31, 2011, we had no material commitments related to capital expenditures. We expect our 2011 capital expenditures will be approximately five percent of revenues, or $2.5 million.

Net cash used in financing activities was $2.0 million during the three months ended March 31, 2011, compared to net cash provided by financing activities of $1.8 million during the three months ended March 31, 2010. The primary driver for 2011 was less borrowings under our credit facility.

We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flow from operations and other available sources of liquidity, including borrowings under the credit agreement and through our ability to obtain future external financing. We expect to continue to use a portion of our cash flows to fund our strategic capital expenditures, to invest in business opportunities and to meet our debt repayment obligations. Our financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on having sufficient liquidity for our operations. We are currently in compliance with all financial covenants in the credit agreement. As of March 31, 2011, we have borrowed $2.5 million against the facility and there was a $1.5 million letter of credit against this facility relating to the lease of our Atlanta office, leaving $6.0 million that is currently available for borrowing. As of March 31, 2011, the interest rate on our outstanding borrowings was 4.25%. We expect to remain in compliance with all financial covenants over the remaining term of our revolving credit facility with ACB, however, we acknowledge that market conditions remain uncertain, and, as such, can provide no assurances that we will remain in compliance. We monitor our expected debt compliance and believe we would have time to further reduce our expenses and/or capital expenditures if needed to remain in compliance. If we are not successful in maintaining our debt compliance, ACB as lender is entitled to enforce the guarantee under our credit facility. Management believes that the existing cash on hand, availability under the credit agreement and cash flow from operations will provide the needed liquidity to fund operations sufficient to continue as a going concern. The credit agreement requires us to maintain (i) a ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the credit agreement, which may not be comparable to consolidated total debt or measures of GAAP profitability presented elsewhere in this document) of not more than 1.75 to 1.00 and (ii) a ratio of the remainder of consolidated EBITDA minus capital expenditures to the sum of interest expense for the period and debt principal payments required to be made in the next twelve months of not more than 1.40 to 1.00. The credit agreement also contains additional covenants which, among other things, require us to deliver to ACB specified financial information, including annual and quarterly financial information, and limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations, (i) merge with other companies, (ii) create liens on our property, (iii) incur debt obligations, (iv) enter into transactions with affiliates, except on an arms-length basis, (v) dispose of property, or (vi) pay dividends.

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

In evaluating these forward-looking statements, you should consider the following factors, as well as others set forth in Item 1A under the caption “Risk Factors” included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC and as are detailed from time to time in other reports we file with the SEC, any or all of which may cause our actual results to differ materially from any forward-looking statement:

•	the loss of current key clients or the inability to obtain new clients;

•	volatility in the number of transactions we service;

•	failure or interruptions of our software, hardware or other systems;

•	industry declines and other competitive pressures; and

•	our ability to control costs and implement measures designed to enhance operating efficiencies.

Any subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above, as well as the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 . Except as required by law, we disclaim any obligation to update such statements or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 4T.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2011. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of March 31, 2011, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act, identified in connection with the evaluation that occurred during the first quarter of fiscal 2011 that has materially affected our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

The risk factors that could have a negative impact on our business, revenues and performance results remain the same as presented in our annual report on Form 10-K, filed on March 1, 2011, under Item 1A, “Risk Factors.”

Item 6.	Exhibits

Exhibit No.	Description

10.1	Fourth Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective January 1, 2011(filed as Exhibit 10.30 to our Annual Report on Form 10-K, filed on March 1, 2011 and incorporated herein by reference).*

10.2	Amended and Restated Statement of Work for Contact Center Services pursuant to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective January 1, 2008. †*

10.3	Amendment #1 to the Amended and Restated Statement of Work for Contact Center Services pursuant to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective January 1, 2011. †*

10.4	RESX Distributor Agreement between TRX Technology Services, L.P. and BCD Travel USA LLC, effective as of January 1, 2009. †*

10.5	Amendment #1 to the RESX Distributor Agreement between TRX Technology Services, L.P. and BCD Travel USA LLC, effective as of January 1, 2011. †*

10.6	Statement of Work #7 to the Amended and Restated Master Service Agreement for Application Service Provider between TRX, Inc. and American Express Travel Related Services Company, Inc., effective February 18, 2011.†*

31.1	Certification of H. Shane Hammond, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of David D. Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.
*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRX, INC.

Dated: May 16, 2011	By:	/s/ David D. Cathcart
David D. Cathcart
Chief Financial Officer (principal financial and accounting officer)