Form 10-Q
period 2011-06-30
TRX INC/GA
filed 2011-08-11
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding at August 2, 2011 was 18,478,580 shares.

TRX, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,130	$2,565
Trade accounts receivable, net	4,519	6,127
Prepaids and other	2,243	3,318

Total current assets	8,892	12,010

NONCURRENT ASSETS:
Property and equipment, net	4,744	5,743
Deferred income tax	266	264
Other assets, net	708	795

Total noncurrent assets	5,718	6,802

Total assets	$14,610	$18,812

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,684	$8,275
Customer deposits and deferred revenue	4,027	4,624
Current portion of long-term debt	2,800	583

Total current liabilities	13,511	13,482

NONCURRENT LIABILITIES:
Long-term debt—less current portion	—	4,200
Other long-term liabilities	1,756	1,759

Total noncurrent liabilities	1,756	5,959

Total liabilities	15,267	19,441

COMMITMENTS AND CONTINGENCIES (NOTE 1)
SHAREHOLDERS’ DEFICIT:
Common stock, $.01 par value; 100,000,000 shares authorized; 18,657,775 and 18,653,802 shares issued; and 18,470,244 and 18,466,271 shares outstanding at June 30, 2011 and December 31, 2010, respectively.	186	186
Additional paid-in capital	95,408	95,416
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Cumulative translation adjustment	468	413
Accumulated deficit	(94,425)	(94,350)

Total shareholders’ deficit	(657)	(629)

Total liabilities and shareholders’ deficit	$14,610	$18,812

See notes to unaudited condensed consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES:
Transaction and other revenues	$12,377	$14,005	$24,802	$28,599
Client reimbursements	32	147	205	231

Total revenues	12,409	14,152	25,007	28,830

EXPENSES:
Operating, excluding depreciation and amortization	8,033	8,267	15,834	16,819
Selling, general, and administrative, excluding depreciation and amortization	2,690	2,946	4,740	5,992
Technology development	855	829	1,673	1,780
Client reimbursements	32	147	205	231
Impairment of goodwill	88	76	152	165
Depreciation and amortization	1,002	1,050	1,997	2,080

Total expenses	12,700	13,315	24,601	27,067

OPERATING (LOSS) INCOME	(291)	837	406	1,763
INTEREST (EXPENSE) INCOME:
Interest income	8	—	10	6
Interest expense	(119)	(169)	(252)	(353)

Total interest expense, net	(111)	(169)	(242)	(347)

(LOSS) INCOME BEFORE INCOME TAXES	(402)	668	164	1,416
INCOME TAX EXPENSE	76	265	239	530

NET (LOSS) INCOME	$(478)	$403	$(75)	$886

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,470	18,466	18,468	18,466

Diluted	18,470	18,569	18,468	18,608

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE	$(0.03)	$0.02	$(0.00)	$0.05

See notes to unaudited condensed consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(75)	$886

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,997	2,080
Impairment of goodwill	152	165
Provision for bad debts	(162)	161
Stock compensation credit	(11)	(75)
Debt issuance cost amortization	10	52
Changes in assets and liabilities:
Trade accounts receivable	1,792	(166)
Prepaids and other assets	1,132	(103)
Deferred taxes	(6)	19
Accounts payable and accrued liabilities	(1,750)	(1,373)
Customer deposits and deferred revenue	(630)	(1,315)

Total adjustments	2,524	(555)

Net cash provided by operating activities	2,449	331

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(889)	(1,662)
Payment of contingent consideration	(152)	(177)

Net cash used in investing activities	(1,041)	(1,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(583)	(584)
Borrowings from credit facility	5,500	9,800
Payments on credit facility	(6,900)	(7,400)
Proceeds from stock plans	3	7

Net cash (used in) provided by financing activities	(1,980)	1,823

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	137	(446)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(435)	(131)
CASH AND CASH EQUIVALENTS—Beginning of period	2,565	2,897

CASH AND CASH EQUIVALENTS—End of period	$2,130	$2,766

See notes to unaudited condensed consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(In thousands, except share and per share data)

1. ACCOUNTING AND REPORTING POLICIES

TRX, Inc. (“TRX” or “we”) is a travel technology and data services provider, offering more than 20 software-as-a-service utilities for online booking, reservation processing, data intelligence, and process automation. We provide patented savings maximization solutions, extending spend management services to travel buyers all over the world. We complement all of this with a global workforce focused on travel process automation and reengineering. For the foreseeable future, we intend primarily to focus our efforts on the opportunities within the travel industry. We deliver our technology applications as a service over the Internet to travel agencies, corporations, travel suppliers, government agencies, credit card associations, credit card issuing banks, and third-party administrators. TRX is headquartered in Atlanta, Georgia with operations and associates in North America, Europe, and Asia. We are majority-owned by BCD Technology, S.A. (“BCD”).

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements of TRX and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. As a result, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2010. Due to the seasonal fluctuations for the purchase of air travel by leisure and corporate travelers, as well as credit card volume related to corporate travel, interim results are not necessarily indicative of results for a full year.

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

Allowance for Doubtful Accounts—We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The balance was $142 and $426 as of June 30, 2011 and December 31, 2010, respectively.

Goodwill—As a result of declining market conditions from January 1, 2009 to March 31, 2009, and their related effect on current and anticipated volumes and pricing with clients, we determined that it was necessary to test goodwill for impairment as of March 31, 2009. As a result of our impairment test, we determined that goodwill was fully impaired and recorded a noncash impairment charge to goodwill of $37,305 during the first quarter of 2009. Subsequent to the goodwill impairment charge recorded in the first quarter of 2009, we continued to record goodwill related to earnout payments on a previous business acquisition transaction. Since there was no improvement in our financial outlook, we determined that such goodwill was also impaired in that same period. We expect to record additional goodwill impairment charges for future earnout payments associated with this business acquisition transaction through the contractual term of December 31, 2011, as determined necessary.

The following table discloses the changes in the carrying amount of goodwill during the six months ended June 30, 2011:

Balance, January 1	$37,975
Accumulated impairment losses	(37,975)

—

Earnout on previous business acquisition transaction	151
Impairment charge	(151)

Balance, June 30	38,126
Accumulated impairment losses	(38,126)

$—

Other Intangible Assets—Our intangible assets are included in other assets, net in the accompanying condensed consolidated balance sheets. A summary of our intangible assets as of June 30, 2011 and December 31, 2010 is as follows:

	Useful Lives	June 30, 2011		December 31, 2010
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks and patents	10 years	$866	$(390)	$866	$(303)

We expect to record amortization expense related to these intangible assets of approximately $86 during the remainder of 2011, $173 in each of the next two years and $43 in the year thereafter. We recorded related amortization expense of $43 and $87 during the three and six months ended June 30, 2011, respectively, and $44 and $87 during the three and six months ended June 30, 2010, respectively.

Impairment of Long-Lived Assets—We regularly evaluate whether events and circumstances have occurred that indicate whether the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for recoverability, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. We believe all long-lived assets are recoverable as of June 30, 2011.

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

We currently do not have financial or non-financial assets and liabilities that are required to be measured at fair value on a recurring basis. Our goodwill is measured at fair value on a non-recurring basis. The Financial Accounting Standards Board (“FASB”) guidance establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. During the three months ended June 30, 2011 and 2010, earnout payments of $88 and $76, respectively, and during the six months ended June 30, 2011 and 2010, earnout payments of $152 and $165, respectively, related to a previous business acquisition transaction were impaired based on Level 3 measurements.

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

Concentration of Credit Risk—A significant portion of our revenues is derived from a limited number of clients. Our top five clients accounted for approximately 63% and 68% of our total revenues in the three months ended June 30, 2011 and 2010, respectively, and approximately 64% and 67% of our total revenues in the six months ended June 30, 2011 and 2010, respectively. Contracts with the major clients may be terminated by the client if we fail to meet certain performance criteria. Expedia, Inc. and its affiliates accounted for 37% and 44% of our total revenues in the three months ended June 30, 2011 and 2010, respectively, and approximately 40% and 43% in the six months ended June 30, 2011 and 2010, respectively. American Express Travel Related Services Company, Inc. (“American Express”) accounted for 13% and 16% of our total revenues in the three months ended June 30, 2011 and 2010, respectively, and approximately 14% and 16% of our total revenues in the six months ended June 30, 2011 and 2010, respectively. Mastercard Inc. accounted for 6% of our total revenues in the three months ended June 30, 2011. Most of our larger clients remit payments for our services 30 to 90 days in advance of our service delivery. Advance payments from our clients are recorded as customer deposits and deferred revenue until the service is performed. At December 31, 2010, 5% of our accounts receivable related to American Express.

Net (Loss) Income per Share—Basic net (loss) income per share is computed by dividing reported income or loss available to common shareholders by weighted average shares outstanding during the period. Income or loss available to common shareholders is the same as reported net income for all periods presented.

Diluted net (loss) income per share is computed by dividing reported income or loss available to common shareholders, adjusted for the earnings effect of potentially dilutive securities, by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share.

All common stock equivalents with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share, unless when reporting a net loss for the period. The following table sets forth the computation of basic and diluted net (loss) income per share for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Net Loss	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share
Basic net (loss) income per share	$(478)	18,470	$(0.03)	$403	18,466	$0.02
Effect of dilutive securities:
Options to acquire common stock	—	—	—	—	103	—

Diluted net (loss) income per share	$(478)	18,470	$(0.03)	$403	18,569	$0.02

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Net Income	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share
Basic net (loss) income per share	$(75)	18,468	$(0.00)	$886	18,466	$0.05
Effect of dilutive securities:
Options to acquire common stock	—	—	—	—	142	—

Diluted net (loss) income per share	$(75)	18,468	$(0.00)	$886	18,608	$0.05

All outstanding stock options with an exercise price greater than the average market share price for the period are assumed to have an anti-dilutive effect on net income per share. Because of their anti-dilutive effect on the net income per share recorded in each of the periods presented, the diluted share base excludes incremental shares related to all outstanding employee stock options for the three and six months ended June 30, 2011 and 1,801 employee stock options for the three and six months ended June 30, 2010.

Stock-Based Employee Compensation—We account for stock-based employee compensation under the Compensation—Stock Compensation Topic of the FASB Standards Codification. There were no stock options granted during the three months ended June 30, 2011. The weighted average grant-date fair value of the options granted during the six months ended June 30, 2011, calculated using the Black-Scholes model, ranged from $0.47 to $0.58. The weighted average grant-date fair value of the options granted during the three and six months ended June 30, 2010, calculated using the Black-Scholes model, ranged from $0.41 to $0.70.

The following assumptions were used for grants in the six months ended June 30, 2011: dividend yield of zero, volatility of 153.2% to 192.6%, risk-free interest rate of 0.59% to 3.39%, and an expected life of 2.00 to 4.25 years. The following assumptions were used for grants in the three and six months ended June 30, 2010: dividend yield of zero, volatility of 133.5% to 181.8%, risk-free interest rate of 0.81% to 1.96%, and an expected life of 2.00 to 4.25 years. Volatility is based on the volatility of our stock. We use historical data to estimate the expected life and employee termination assumptions in our accounting under the FASB’s guidance. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected life of the grant.

The following table summarizes stock options outstanding as of June 30, 2011, as well as activity during the six months then ended:

	Options	Weighted Average Exercise Price
Outstanding at January 1	2,339,000	$3.04
Granted	185,000	0.64
Cancelled	(117,000)	3.06

Outstanding at June 30	2,407,000	$2.85

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At June 30, 2011, the aggregate intrinsic value of options outstanding was $171 with a weighted average remaining contractual term of 6.8 years; the aggregate intrinsic value of the 1,729,250 options exercisable was $86 with a weighted average exercise price of $3.73 and a weighted average remaining contractual term of 6.1 years; and the aggregate intrinsic value of the 2,151,858 options vested or expected to vest was $153 with a weighted average exercise price of $2.85 and a weighted average remaining contractual term of 6.8 years.

The following table summarizes unvested stock options outstanding as of June 30, 2011, as well as activity during the six months then ended:

	Options	Weighted Average Grant-Date Fair Price
Outstanding at January 1	835,251	$0.84
Granted	185,000	0.64
Cancelled	(51,250)	0.99
Vested	(291,250)	1.05

Outstanding at June 30	677,751	$0.68

Compensation cost from nonvested stock granted to employees is recognized as expense using the straight-line method over the vesting period. As of June 30, 2011, total unrecognized compensation cost related to nonvested stock options was approximately $131. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years. For the three and six months ended June 30, 2011, our total stock-based compensation expense (credit) was $2 and $(11), respectively. For the three and six months ended June 30, 2010, our total stock-based compensation credit was $20 and $75, respectively.

Comprehensive Income—Our comprehensive income includes net income and cumulative translation adjustments. The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (loss) income	$(509)	$403	$(106)	$886
Cumulative translation adjustment	85	(264)	56	(103)

Total comprehensive (loss) income	$(424)	$139	$(50)	$783

Statement of Cash Flows—Cash paid for interest was $268 and $333 for the six months ended June 30, 2011 and 2010, respectively. Cash paid for income taxes was $237 and $62 for the six months ended June 30, 2011 and 2010, respectively. We had accrued capital expenditures of $4 and $0 at June 30, 2011 and 2010, respectively.

Segment Reporting—Operating segments are defined by the Segments Topic of the FASB Accounting Standards Codification. Our chief operating decision maker currently operates one operating segment and the expense structure of the business is managed functionally. Our measure of segment profit is consolidated operating income.

Our revenue, aggregated by service offering, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Transaction processing	$9,179	$11,270	$19,174	$22,886
Data reporting	3,198	2,735	5,628	5,713

Transaction and other revenues	12,377	14,005	24,802	28,599
Client reimbursements	32	147	205	231

Total	$12,409	$14,152	$25,007	$28,830

The following is a geographic breakdown of revenues for the three and six months ended June 30, 2011 and 2010, and a geographic breakdown of property and equipment, net as of June 30, 2011 and December 31, 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
United States	$8,299	$10,137	$16,787	$20,785
Germany	3,131	2,849	6,217	5,672
Other International	979	1,166	2,003	2,373

Total	$12,409	$14,152	$25,007	$28,830

	At June 30, 2011	At December 31, 2010
Property and equipment, net:
United States	$4,235	$5,266
Germany	318	277
Other International	191	200

	$4,744	$5,743

Litigation—We are involved in a few claims incidental to our business. Management has provided for such legal claims when, in the opinion of management, a loss is probable and estimable. At June 30, 2011, no such legal proceedings, individually or in the aggregate, are material to the condensed consolidated financial statements.

Recent Accounting Pronouncements—In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (“ASC”) 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of this guidance will have a material effect on our financial position, cash flows or results of operations.

In May 2011, the FASB issued ASU No. 2011-04. The provisions of ASU 2011-04 amend FASB ASC Topic 820, clarify the Board’s intent regarding application of existing fair value measurement guidance, and revise certain measurement and disclosure requirements to achieve convergence of U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments clarify the FASB’s intent about the application of the highest-and-best-use and also expand the information required to be disclosed with respect to fair value measurements categorized in Level 3 as well as items not measured at fair value but for which fair value must be disclosed. For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this guidance will have a material effect on our financial position, cash flows or results of operations.

2. DEBT

Debt consists of the following as of June 30, 2011 and December 31, 2010:

	Maturity Date	June 30, 2011	December 31, 2010
Note payable	April 2011	$—	$583
Revolver	June 2012	2,800	4,200

Total		2,800	4,783
Less current maturities		2,800	583

Long-term debt		$—	$4,200

Our note payable related to partial consideration for the acquisition of certain assets and the assumption of certain liabilities of Hi-Mark, LLC in 2007. Hi-Mark was principally owned by Kevin Austin, our Executive Vice President of TRAVELTRAX. Our quarterly principal payments were approximately $300 plus interest at a fixed annual rate of 8.0%. This note matured and was paid in April 2011.

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

Our financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on having sufficient liquidity for our operations. We are currently in compliance with all financial covenants in the credit agreement. As of June 30, 2011, we have borrowed $2,800 against the facility and there was a $1,500 letter of credit against this facility relating to the lease of our Atlanta office, leaving $5,700 that is currently available for borrowing. As of June 30, 2011, the interest rate on our outstanding borrowings was 4.25%. We expect to remain in compliance with all financial covenants over the remaining term of our revolving credit facility with ACB, however, we acknowledge that market conditions remain uncertain, and, as such, can provide no assurances that we will remain in compliance. We monitor our expected debt compliance and believe we would have time to further reduce our expenses and/or capital expenditures if needed to remain in compliance. If we are not successful in maintaining our debt compliance, ACB as lender is entitled to enforce the guarantee under our credit facility. Management believes that the existing cash on hand, cash flow from operations, availability under the credit agreement and through our ability to obtain future external financing will provide the needed liquidity to fund operations sufficient to continue as a going concern.

3. RELATED-PARTY TRANSACTIONS

BCD Travel USA, LLC (“BCD Travel”) is majority-owned by the parent of our majority shareholder, BCD Holdings. Effective January 1, 2011, the existing online booking services agreement between TRX Technology Services, L.P. (“TRX Technology”) and BCD Travel was extended to January 1, 2015 and updated certain pricing and other terms under agreement. During the three and six months ended June 30, 2011, we recognized transaction and other revenues from BCD Travel totaling $304 and $620, respectively. During the three and six months ended June 30, 2010, we recognized transaction and other revenues from BCD Travel totaling $368 and $726, respectively. At June 30, 2011 and December 31, 2010, respectively, $162 and $107 was receivable from BCD Travel.

Airtrade International, Inc. (“Vayama”) is majority-owned by the parent of our majority shareholder, BCD Holdings. The agreement between TRX Technologies India PVT Ltd. and Vayama, dated February 15, 2009 and amended on February 17, 2010, was entered into between the parties for travel management services and was effective January 28, 2010 through November 19, 2010. Effective June 1, 2011 the existing reservation processing services agreement between TRX Technology and Vayama automatically renewed for one year to May 31, 2012. During the three and six months ended June 30, 2011, we recognized transaction and other revenues from Vayama totaling $16 and $31, respectively. During the three and six months ended June 30, 2010, we recognized transaction and other revenues from Vayama totaling $235 and $438, respectively. At June 30, 2011 and December 31, 2010, respectively, $14 and $278 was receivable from Vayama.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three and six months ended June 30, 2011 and 2010. Also discussed is our financial position as of June 30, 2011. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and the notes to those unaudited condensed consolidated financial statements included elsewhere in this report and the audited consolidated financial statements in our Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia and its affiliates, accounted for 37% and 44% of our total revenues in the three months ended June 30, 2011 and 2010, respectively, and 40% and 43% of our total revenues in the six months ended June 30, 2011 and 2010, respectively.

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

Effective January 1, 2009, the BCD Agreement was entered into between the parties for online booking services. Effective January 1, 2011, the BCD Agreement was extended to January 1, 2015 and updated certain pricing and other terms under the BCD Agreement.

Industry factors impacting our operating results include the channel shifts toward online bookings and direct distribution, cost compression in the travel processing supply chain, use of corporate credit cards, reduction in airline seat capacity, changing and increasing access methods to reach supplier inventory, reduction in supplier commission rates, global distribution system incentive levels, and overall economic conditions. Our estimates of future results are primarily affected by assumptions of transaction volumes, pricing levels, our ability to efficiently scale with our clients, and client retention and acquisition. These anticipated results may be impacted by seasonality of the travel industry and credit card volumes related to travel.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from those described in our Form 10-K for the year ended December 31, 2010.

Results of Operations

The following table sets forth selected statement of operations data expressed as a percentage of transaction and other revenues for each of the periods indicated.

Comparison of Three and Six Months Ended June 30, 2011 and June 30, 2010

The following tables set forth comparative revenue and expense items by type, in dollars and as a percentage of transaction and other revenue, for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,
	2011		2010		Change
	(dollars in thousands)
Revenue:
Transaction processing	$9,179	74%	$11,270	80%	$(2,091)	(19)%
Data intelligence	3,198	26	2,735	20	463	17

Transaction and other revenues	12,377	100%	14,005	100%	(1,628)	(12)%
Client reimbursements	32		147

Total revenues	12,409		14,152
Expenses:
Operating	8,033		8,267		(234)	(3)
Selling, general, and administrative	2,690		2,946		(256)	(9)
Technology development	855		829		26	3
Client reimbursements	32		147		(115)	(78)
Impairment of goodwill	88		76		12	16
Depreciation and amortization	1,002		1,050		(48)	(5)
Interest (expense) income:
Interest income	8		—		8	—
Interest expense	(119)		(169)		(50)	(30)
Income tax provision	(76)		(265)		(189)	(71)

Net (loss) income	$(478)		$403

	Six Months Ended June 30,
	2011		2010		Change
	(dollars in thousands)
Revenue:
Transaction processing	$19,174	77%	$22,886	80%	$(3,712)	(16)%
Data intelligence	5,628	23	5,713	20	(85)	(1)

Transaction and other revenues	24,802	100%	28,599	100%	(3,797)	(13)%
Client reimbursements	205		231

Total revenues	25,007		28,830
Expenses:
Operating	15,834		16,819		(985)	(6)
Selling, general, and administrative	4,740		5,992		(1,252)	(21)
Technology development	1,673		1,780		(107)	(6)
Client reimbursements	205		231		(26)	(11)
Impairment of goodwill	152		165		(13)	(8)
Depreciation and amortization	1,997		2,080		(83)	(4)
Interest (expense) income:
Interest income	10		6		4	67
Interest expense	(252)		(353)		(101)	(29)
Income tax provision	(239)		(530)		(291)	(55)

Net (loss) income	$(75)		$886

Transaction processing revenues. The decrease for the three and six months ended June 30, 2011 compared to the same period in the prior year was primarily due to the decreased scope of services and/or pricing provided to Expedia and American Express. Overall we expect the rate of decline in our transaction processing revenues to slow when compared to the past few years, and we expect our revenues per transaction to continue to decline because of trends in the travel processing supply chain that are putting negative pressure on our revenue per transaction.

Data intelligence revenues. The increase in data intelligence revenues for the three months ended compared to the same period in the prior year was primarily due to non-recurring project-based revenues in the three months ended June 30, 2011 as well as underlying core business growth. Data intelligence revenues for the six months ended June 30, 2011 compared to the same period in the prior year were essentially flat. We expect growth in data intelligence revenues based on recent sales activity and market interest in these products and services.

Operating expenses. The decrease in operating expenses for the three and six months ended June 30, 2011 compared to the same periods in the prior year was primarily due to reduced personnel-related costs.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2011 compared to the same periods in the prior year was primarily due to reduced personnel-related costs and a credit to the bad debt provision in 2011 as a result of improved collections.

Technology development expenses. The decrease in technology development expense for the three and six months ended June 30, 2011 compared to the same periods in the prior year was primarily due to reduced personnel-related costs.

Depreciation and amortization. The depreciation and amortization expense remained relatively constant for the three and six months ended June 30, 2011 and 2010.

Interest income. The increase for the three and six months ended June 30, 2011 compared to the same periods in the prior year was primarily due to increased average cash balances available for investment.

Interest expense. The decrease for the three and six months ended June 30, 2011 compared to the same periods in the prior year was primarily due to lower principal balance related to our Hi-Mark note payable, which matured and was paid in April 2011.

Income tax provision. The decrease in the income tax provision for the three and six months ended June 30, 2011 compared to the same periods in the prior year was primarily due to lower pretax income and a change in the mix of pretax income between our U.S. and international operations.

Liquidity and Capital Resources

We fund our ongoing operations primarily with cash from operating activities. The underlying drivers of cash from operating activities include cash receipts from the sale of our services and cash payments to our employees and service providers. Most of our larger clients remit payment for our services 30 to 90 days in advance of our service delivery. Advance payments from clients are recorded as customer deposits and deferred revenue until the service is performed.

At June 30, 2011, our principal sources of liquidity were cash and cash equivalents of $2.1 million and $5.7 million of availability under our revolving credit facility with ACB. We had $2.8 million of borrowings outstanding under our credit facility at June 30, 2011. Neither our access to nor the value of our cash equivalents has been negatively affected by the liquidity problems of financial institutions. Although we have been prudent in our strategy for our anticipated near-term liquidity needs, it is not possible to accurately predict how macroeconomic conditions may affect our financial position, results of operations or cash flows. Additional failures of financial and other institutions could impact our customers’ ability to pay us, reduce amounts available under our credit facility, cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and restrict our access to the equity and debt markets. A continuation of the turmoil in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing if we need additional liquidity. We will experience liquidity problems if we are unable to obtain sufficient additional financing as our debt becomes due. Adverse economic conditions, increased competition, or other unfavorable events also could affect our liquidity.

Our credit agreement with ACB matures June 30, 2012. We plan to begin negotiations on an extension of our credit agreement prior to its maturity and based on our favorable history of renewals and expected capital needs, we expect to renew the facility prior to its maturity.

Net cash provided by operating activities was $2.4 million during the six months ended June 30, 2011, compared to $0.3 million during the six months ended June 30, 2010. The increase in cash provided was primarily due to improved collections and the return of a deposit related to relocating our Bangalore, India operations center.

Net cash used in investing activities was $1.0 million during the six months ended June 30, 2011, compared to $1.8 million during the six months ended June 30, 2010. The driver of our investing activities is our capital expenditures, which include costs associated with internally developed software, as well as infrastructure required to support and maintain our existing systems and opportunities to reduce costs. As of June 30, 2011, we had no material commitments related to capital expenditures. We expect our 2011 capital expenditures will be approximately five percent of revenues.

Net cash used in financing activities was $2.0 million during the six months ended June 30, 2011, compared to net cash provided by financing activities of $1.8 million during the six months ended June 30, 2010. The primary driver for 2011 was less borrowings under our credit facility.

We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flow from operations and other available sources of liquidity, including borrowings under the credit agreement and through our ability to obtain future external financing. We expect to continue to use a portion of our cash flows to fund our strategic capital expenditures, to invest in business opportunities and to meet our debt repayment obligations. Our financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on having sufficient liquidity for our operations. We are currently in compliance with all financial covenants in the credit agreement. As of June 30, 2011, we have borrowed $2.8 million against the facility and there was a $1.5 million letter of credit against this facility relating to the lease of our Atlanta office, leaving $5.7 million that is currently available for borrowing. As of June 30, 2011, the interest rate on our outstanding borrowings was 4.25%. We expect to remain in compliance with all financial covenants over the remaining term of our revolving credit facility with ACB, however, we acknowledge that market conditions remain uncertain, and, as such, can provide no assurances that we will remain in compliance. We monitor our expected debt compliance and believe we would have time to further reduce our expenses and/or capital expenditures if needed to remain in compliance. If we are not successful in maintaining our debt compliance, ACB as lender is entitled to enforce the guarantee under our credit facility. Management believes that the existing cash on hand, availability under the credit agreement and cash flow from operations will provide the needed liquidity to fund operations sufficient to continue as a going concern. The credit agreement requires us to maintain (i) a ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the credit agreement, which may not be comparable to consolidated total debt or measures of GAAP profitability presented elsewhere in this document) of not more than 1.75 to 1.00 and (ii) a ratio of the remainder of consolidated EBITDA minus capital expenditures to the sum of interest expense for the period and debt principal payments required to be made in the next twelve months of not more than 1.40 to 1.00. The credit agreement also contains additional covenants which, among other things, require us to deliver to ACB specified financial information, including annual and quarterly financial information, and limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations, (i) merge with other companies, (ii) create liens on our property, (iii) incur debt obligations, (iv) enter into transactions with affiliates, except on an arms-length basis, (v) dispose of property, or (vi) pay dividends.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2011. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of June 30, 2011, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act, identified in connection with the evaluation that occurred during the second quarter of fiscal 2011 that has materially affected our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

The risk factors that could have a negative impact on our business, revenues and performance results remain the same as presented in our annual report on Form 10-K, filed on March 1, 2011, under Item 1A, “Risk Factors.”

Item 6.	Exhibits

Exhibit No.	Description

10.1	Agreement to Modify Credit Agreement, Security Agreement and Application and Reimbursement Agreement for Irrevocable Standby Letter of Credit by and between TRX, Inc. and Atlantic Capital Bank effective June 9, 2011 †

10.2	Statement of Work #8 to the Amended and Restated Master Service Agreement for Application Service Provider between TRX, Inc. and American Express Travel Related Services Company, Inc., effective January 1, 2011. †*

10.3	Second Amendment to CORREX Services Agreement between Hogg Robinson plc and TRX Europe, Ltd., effective May 19, 2011 †*

10.4	Amendment #3 to Services Agreement between TRX Fulfillment Services, LLC and American Airlines, Inc., effective June 29, 2011 †

31.1	Certification of H. Shane Hammond, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of David D. Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101	The following financial information from TRX, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2011 and 2011, (iii) Condensed Consolidated Cash Flows Statements (Unaudited) for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. †

†	Filed herewith.
*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRX, INC.

Dated: August 11, 2011	By:	/s/ David D. Cathcart
David D. Cathcart
Chief Financial Officer (principal financial and accounting officer)