Form 10-Q
period 2011-09-30
TRX INC/GA
filed 2011-11-10
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding at November 4, 2011 was 18,486,366 shares.

TRX, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,207	$2,565
Trade accounts receivable, net	4,892	6,127
Prepaids and other	1,732	3,318

Total current assets	8,831	12,010

NONCURRENT ASSETS:
Property and equipment, net	4,484	5,743
Deferred income tax	252	264
Other assets, net	644	795

Total noncurrent assets	5,380	6,802

Total assets	$14,211	$18,812

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,688	$8,275
Customer deposits and deferred revenue	4,124	4,624
Current portion of long-term debt	2,000	583

Total current liabilities	12,812	13,482

NONCURRENT LIABILITIES:
Long-term debt—less current portion	—	4,200
Other long-term liabilities	1,694	1,759

Total noncurrent liabilities	1,694	5,959

Total liabilities	14,506	19,441

COMMITMENTS AND CONTINGENCIES (NOTE 1)
SHAREHOLDERS’ DEFICIT:
Common stock, $.01 par value; 100,000,000 shares authorized; 18,666,111 and 18,653,802 shares issued; and 18,478,580 and 18,466,271 shares outstanding at September 30, 2011 and December 31, 2010, respectively	186	186
Additional paid-in capital	95,302	95,416
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Cumulative translation adjustment	193	413
Accumulated deficit	(93,682)	(94,350)

Total shareholders’ deficit	(295)	(629)

Total liabilities and shareholders’ deficit	$14,211	$18,812

See notes to unaudited condensed consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES:
Transaction and other revenues	$12,784	$13,603	$37,586	$42,202
Client reimbursements	90	126	295	357

Total revenues	12,874	13,729	37,881	42,559

EXPENSES:
Operating, excluding depreciation and amortization	8,167	8,207	24,001	25,026
Selling, general, and administrative, excluding depreciation and amortization	2,138	2,673	6,878	8,665
Technology development	693	868	2,366	2,648
Client reimbursements	90	126	295	357
Impairment of goodwill	84	69	236	235
Depreciation and amortization	812	993	2,809	3,073

Total expenses	11,984	12,936	36,585	40,004

OPERATING INCOME	890	793	1,296	2,555
INTEREST (EXPENSE) INCOME:
Interest income	14	—	24	7
Interest expense	(117)	(167)	(369)	(520)

Total interest expense, net	(103)	(167)	(345)	(513)

INCOME BEFORE INCOME TAXES	787	626	951	2,042
INCOME TAX EXPENSE (BENEFIT)	44	(171)	283	359

NET INCOME	$743	$797	$668	$1,683

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,476	18,466	18,471	18,466

Diluted	18,737	18,586	18,596	18,577

BASIC AND DILUTED NET INCOME PER SHARE	$0.04	$0.04	$0.04	$0.09

See notes to unaudited condensed consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$668	$1,683

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,809	3,073
Impairment of goodwill	236	235
Provision for bad debts	(103)	322
Stock compensation credit	(121)	(273)
Debt issuance cost amortization	24	61
Changes in assets and liabilities:
Trade accounts receivable	1,324	792
Prepaids and other assets	1,519	(499)
Deferred taxes	39	19
Accounts payable and accrued liabilities	(1,812)	(2,219)
Customer deposits and deferred revenue	(507)	(2,277)

Total adjustments	3,408	(766)

Net cash provided by operating activities	4,076	917

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,449)	(2,174)
Payment of contingent consideration	(240)	(253)

Net cash used in investing activities	(1,689)	(2,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(583)	(875)
Borrowings from credit facility	8,900	13,700
Payments on credit facility	(11,100)	(10,900)
Proceeds from stock plans	7	6

Net cash (used in) provided by financing activities	(2,776)	1,931

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	31	(284)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(358)	137
CASH AND CASH EQUIVALENTS—Beginning of period	2,565	2,897

CASH AND CASH EQUIVALENTS—End of period	$2,207	$3,034

See notes to unaudited condensed consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

Allowance for Doubtful Accounts—We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The balance was $180 and $426 as of September 30, 2011 and December 31, 2010, respectively.

Goodwill—As a result of declining market conditions from January 1, 2009 to March 31, 2009, and their related effect on current and anticipated volumes and pricing with clients, we determined that it was necessary to test goodwill for impairment as of March 31, 2009. As a result of our impairment test, we determined that goodwill was fully impaired and recorded a noncash impairment charge to goodwill of $37,305 during the first quarter of 2009. Subsequent to the goodwill impairment charge recorded in the first quarter of 2009, we continued to record goodwill related to earnout payments on a previous business acquisition transaction. Since there was no improvement in our financial outlook, we determined that such goodwill was also impaired in that same period. We may be required to record additional goodwill impairment charges for future earnout payments associated with this business acquisition transaction through the contractual term of December 31, 2011, as determined necessary.

The following table discloses the changes in the carrying amount of goodwill during the nine months ended September 30, 2011:

Balance, January 1	$37,975
Accumulated impairment losses	(37,975)

—

Earnout on previous business acquisition transaction	236
Impairment charge	(236)

Balance, September 30	38,211
Accumulated impairment losses	(38,211)

$—

Other Intangible Assets—Our intangible assets are included in other assets, net in the accompanying condensed consolidated balance sheets. A summary of our intangible assets as of September 30, 2011 and December 31, 2010 is as follows:

		September 30, 2011		December 31, 2010
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks and patents	10 years	$866	$(433)	$866	$(303)

We expect to record amortization expense related to these intangible assets of approximately $43 during the remainder of 2011, $173 in each of the next two years and $43 in the year thereafter. We recorded related amortization expense of $43 and $130 during the three and nine months ended September 30, 2011, respectively, and $43 and $130 during the three and nine months ended September 30, 2010, respectively.

Impairment of Long-Lived Assets—We regularly evaluate whether events and circumstances have occurred that indicate whether the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for recoverability, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. We believe all long-lived assets are recoverable as of September 30, 2011.

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

We currently do not have financial or non-financial assets and liabilities that are required to be measured at fair value on a recurring basis. Our goodwill is measured at fair value on a non-recurring basis. The Financial Accounting Standards Board (“FASB”) guidance establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. During the three months ended September 30, 2011 and 2010, earnout payments of $84 and $69, respectively, and during the nine months ended September 30, 2011 and 2010, earnout payments of $236 and $235, respectively, related to a previous business acquisition transaction were impaired based on Level 3 measurements.

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

Concentration of Credit Risk—A significant portion of our revenues is derived from a limited number of clients. Our top five clients accounted for approximately 59% and 67% of our total revenues in the three months ended September 30, 2011 and 2010, respectively, and approximately 63% and 67% of our total revenues in the nine months ended September 30, 2011 and 2010, respectively. Contracts with the major clients may be terminated by the client if we fail to meet certain performance criteria. Expedia, Inc. and its affiliates accounted for 38% and 43% of our total revenues in the three months ended September 30, 2011 and 2010, respectively, and approximately 39% and 43% in the nine months ended September 30, 2011 and 2010, respectively. American Express Travel Related Services Company, Inc. (“American Express”) accounted for 14% and 16% of our total revenues in the three months ended September 30, 2011 and 2010, respectively, and approximately 14% and 16% of our total revenues in the nine months ended September 30, 2011 and 2010, respectively. Most of our larger clients remit payments for our services 30 to 90 days in advance of our service delivery. Advance payments from our clients are recorded as customer deposits and deferred revenue until the service is performed. At September 30, 2011 and December 31, 2010, 2% and 5% of our accounts receivable related to American Express.

Net Income per Share—Basic net income per share is computed by dividing reported income available to common shareholders by weighted average shares outstanding during the period. Income available to common shareholders is the same as reported net income for all periods presented.

Diluted net income per share is computed by dividing reported income available to common shareholders, adjusted for the earnings effect of potentially dilutive securities, by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share.

All common stock equivalents with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share, unless when reporting a net loss for the period. The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Net Income	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share
Basic net income per share	$743	18,476	$0.04	$797	18,466	$0.04
Effect of dilutive securities:
Options to acquire common stock	—	261	—	—	120	—

Diluted net income per share	$743	18,737	$0.04	$797	18,586	$0.04

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Net Income	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share
Basic net income per share	$668	18,471	$0.04	$1,683	18,466	$0.09
Effect of dilutive securities:
Options to acquire common stock	—	125	—	—	111	—

Diluted net income per share	$668	18,596	$0.04	$1,683	18,577	$0.09

All outstanding stock options with an exercise price greater than the average market share price for the period are assumed to have an anti-dilutive effect on net income per share. Because of their anti-dilutive effect on the net income per share recorded in each of the periods presented, the diluted share base excludes incremental shares related to 1,557 outstanding employee stock options for the three and nine months ended September 30, 2011 and 1,644 employee stock options for both the three and nine months ended September 30, 2010.

Stock-Based Employee Compensation—We account for stock-based employee compensation under the Compensation—Stock Compensation Topic of the FASB Standards Codification. The weighted average grant-date fair value of the options granted during the three and nine months ended September 30, 2011, calculated using the Black-Scholes model, ranged from $0.47 to $0.87. The weighted average grant-date fair value of the options granted during the three and nine months ended September 30, 2010, calculated using the Black-Scholes model, ranged from $0.41 to $0.70.

The following assumptions were used for grants in the three and nine months ended September 30, 2011: dividend yield of zero, volatility of 132.89% to 192.6%, risk-free interest rate of 0.21% to 1.99%, and an expected life of 2.00 to 4.25 years. The following assumptions were used for grants in the three and nine months ended September 30, 2010: dividend yield of zero, volatility of 133.5% to 189.0%, risk-free interest rate of 0.86% to 2.17%, and an expected life of 2.00 to 4.25 years. Volatility is based on the volatility of our stock. We use historical data to estimate the expected life and employee termination assumptions in our accounting under the FASB’s guidance. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected life of the grant.

The following table summarizes stock options outstanding as of September 30, 2011, as well as activity during the nine months then ended:

	Options	Weighted Average Exercise Price
Outstanding at January 1	2,339,000	$3.04
Granted	302,000	0.77
Cancelled	(224,000)	4.67

Outstanding at September 30	2,417,000	$2.61

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At September 30, 2011, the aggregate intrinsic value of options outstanding was $461 with a weighted average remaining contractual term of 6.7 years; the aggregate intrinsic value of the 1,639,000 options exercisable was $203 with a weighted average exercise price of $3.52 and a weighted average remaining contractual term of 5.9 years; and the aggregate intrinsic value of the 2,160,798 options vested or expected to vest was $412 with a weighted average exercise price of $2.61 and a weighted average remaining contractual term of 6.3 years.

The following table summarizes unvested stock options outstanding as of September 30, 2011, as well as activity during the nine months then ended:

	Options	Weighted Average Grant- Date Fair Price
Outstanding at January 1	835,251	$0.84
Granted	302,000	0.77
Cancelled	(53,000)	0.96
Vested	(306,250)	1.02

Outstanding at September 30	778,001	$0.73

Compensation cost from nonvested stock granted to employees is recognized as expense using the straight-line method over the vesting period. As of September 30, 2011, total unrecognized compensation cost related to nonvested stock options was approximately $178. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years. For the three and nine months ended September 30, 2011, our total stock-based compensation credit was $(110) and $(121), respectively. For the three and nine months ended September 30, 2010, our total stock-based compensation credit was $(198) and $(273), respectively.

Comprehensive Income—Our comprehensive income includes net income and cumulative translation adjustments. The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$743	$797	$668	$1,683
Cumulative translation adjustment	(275)	195	(220)	92

Total comprehensive income	$468	$992	$448	$1,775

Statement of Cash Flows—Cash paid for interest was $398 and $493 for the nine months ended September 30, 2011 and 2010, respectively. Cash paid for income taxes was $107 for both the nine months ended September 30, 2011 and 2010, respectively. We had accrued capital expenditures of $43 and $0 at September 30, 2011 and 2010, respectively.

Segment Reporting—Operating segments are defined by the Segments Topic of the FASB Accounting Standards Codification. The Chief Executive Officer, our chief operating decision maker, currently operates one operating segment and the expense structure of the business is managed functionally. Our measure of segment profit is consolidated operating income.

Our revenue, aggregated by service offering, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Transaction processing	$9,751	$11,063	$28,925	$33,949
Data reporting	3,033	2,540	8,661	8,253

Transaction and other revenues	12,784	13,603	37,586	42,202
Client reimbursements	90	126	295	357

Total	$12,874	$13,729	$37,881	$42,559

The following is a geographic breakdown of revenues for the three and nine months ended September 30, 2011 and 2010, and a geographic breakdown of property and equipment, net as of September 30, 2011 and December 31, 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
United States	$8,366	$10,186	$25,152	$30,971
Germany	3,536	2,418	9,754	8,090
Other International	972	1,125	2,975	3,498

Total	$12,874	$13,729	$37,881	$45,559

	At September 30, 2011	At December 31, 2010
Property and equipment, net:
United States	$3,879	$5,266
Germany	429	277
Other International	176	200

	$4,484	$5,743

Litigation—We are involved in a few claims incidental to our business. Management has provided for such legal claims when, in the opinion of management, a loss is probable and estimable. At September 30, 2011, no such legal proceedings, individually or in the aggregate, are material to the condensed consolidated financial statements.

Recent Accounting Pronouncements—In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08. The provisions of ASU 2011-08 amend guidance on testing goodwill for impairment. The new guidance gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. ASU No. 2011-08 is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of this guidance to have a material effect on our financial position, cash flows or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (“ASC”) 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of this guidance will have a material effect on our financial position, cash flows or results of operations.

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

2. DEBT

Debt consists of the following as of September 30, 2011 and December 31, 2010:

	Maturity Date	September 30, 2011	December 31, 2010
Note payable	April 2011	$—	$583
Revolver	June 2012	2,000	4,200

Total		2,000	4,783
Less current maturities		2,000	583

Long-term debt		$—	$4,200

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

The credit agreement requires us to maintain (i) a ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the credit agreement, which may not be comparable to consolidated total debt or measures of GAAP profitability presented elsewhere in this document) of not more than 1.75 to 1.00 and (ii) a ratio of the remainder of consolidated EBITDA minus capital expenditures to the sum of interest expense for the period and debt principal payments required to be made in the next twelve months of not more than 1.40 to 1.00. The credit agreement also contains additional covenants which, among other things, require us to deliver to ACB specified financial information, including annual and quarterly financial information, and limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations, (i) merge with other companies, (ii) create liens on our property, (iii) incur debt obligations, (iv) enter into transactions with affiliates, except on an arms-length basis, (v) dispose of property, or (vi) pay dividends. As of September 30, 2011, we were in compliance with all financial covenants in the credit agreement.

BCD Holdings N.V. (“BCD Holdings”), the parent of our majority shareholder, BCD, is the guarantor to our credit agreement. We pay BCD Holdings a guarantee fee of 250-350 basis points, depending on borrowing levels under the credit agreement.

Our financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on having sufficient liquidity for our operations. We are currently in compliance with all financial covenants in the credit agreement. As of September 30, 2011, we have borrowed $2,000 against the facility and there was a $1,500 letter of credit against this facility relating to the lease of our Atlanta office, leaving $6,500 that is currently available for borrowing. As of September 30, 2011, the interest rate on our outstanding borrowings was 4,25%. We expect to remain in compliance with all financial covenants over the remaining term of our revolving credit facility with ACB, however, we acknowledge that market conditions remain uncertain, and, as such, can provide no assurances that we will remain in compliance. We monitor our expected debt compliance and believe we would have time to further reduce our expenses and/or capital expenditures if needed to remain in compliance. If we are not successful in maintaining our debt compliance, ACB as lender is entitled to enforce the guarantee under our credit facility. Management believes that the existing cash on hand, cash flow from operations, availability under the credit agreement and through our ability to obtain future external financing will provide the needed liquidity to fund operations sufficient to continue as a going concern.

Our credit agreement with ACB matures June 30, 2012. Based on our favorable history of renewals and expected capital needs, we expect to renew the facility prior to its maturity.

3. RELATED-PARTY TRANSACTIONS

BCD Travel USA, LLC (“BCD Travel”) is majority-owned by the parent of our majority shareholder, BCD Holdings. Effective January 1, 2011, the existing online booking services agreement between TRX Technology Services, L.P. (“TRX Technology”) and BCD Travel was extended to January 1, 2015 and updated certain pricing and other terms under agreement. . Effective October 31, 2011, the online booking services agreement was assigned by us to nuTravel Technology Solutions, LLC (“nuTravel”) as part of the sale transaction further described below. During the three and nine months ended September 30, 2011, we recognized transaction and other revenues from BCD Travel totaling $288 and $907, respectively. During the three and nine months ended September 30, 2010, we recognized transaction and other revenues from BCD Travel, totaling $351 and $1,077, respectively. At September 30, 2011 and December 31, 2010, respectively, $91 and $107 was receivable from BCD Travel.

Airtrade International, Inc. (“Vayama”) is majority-owned by the parent of our majority shareholder, BCD Holdings. The agreement between TRX Technologies India PVT Ltd. and Vayama, dated February 15, 2009 and amended on February 17, 2010, was entered into between the parties for travel management services and was effective January 28, 2010 through November 19, 2010. Effective June 1, 2011 the existing reservation processing services agreement between TRX Technology and Vayama automatically renewed for one year to May 31, 2012. During the three and nine months ended September 30, 2011, we recognized transaction and other revenues from Vayama totaling $15 and $47, respectively. During the three and nine months ended September 30, 2010, we recognized transaction and other revenues from Vayama totaling $302 and $758, respectively. At September 30, 2011 and December 31, 2010, respectively, $6 and $278 was receivable from Vayama.

Park ‘N Fly, Inc (“Park ‘N Fly”) is owned by the parent of our majority shareholder, BCD Holdings. TRX and Park ‘N Fly entered into an agreement, dated September 1, 2011, for referral services through TRX’s corporate travel self-booking tool. This referral services agreement has been assigned by us to nuTravel as part of the sale transaction further described below. During the nine months ended September 30, 2011, we recognized revenues from Park ‘N Fly totaling $3. At September 30, 2011 no amounts were receivable from Park ‘N Fly

4. SUBSEQUENT EVENTS

On November 3, 2011, TRX, its subsidiary TRX Technology Services, L.P., and nuTravel Technology Solutions, LLC (nuTravel) executed and closed an Asset Purchase Agreement effective October 31, 2011 (the “Agreement”) in which nuTravel acquired software, websites, certain customer agreements and intellectual property related to TRX’s corporate travel self-booking tool, RESX.

TRX shall receive consideration of up to $3.5 million as follows: Upon closing, TRX received $2.6 million, of which $200 was placed with a third party escrow agent to be held for up to two years and distributed in accordance with the Indemnity Escrow Agreement. Additionally, TRX has the ability to earn up to an additional $0.9 million on or before December 31, 2012, subject to the conversion of certain nonassignable contracts to nuTravel as provided for in the Agreement.

In conjunction with the execution of the Agreement, TRX and nuTravel also entered into a Transition Services Agreement (the “Services Agreement”). Under the terms of the Services Agreement, for a period not to exceed December 31, 2012, TRX will provide certain transition and technical services at an annualized rate of $1.8 million to support the continued operation of the RESX services and to facilitate the orderly and effective transition of the RESX services from TRX to nuTravel.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three and nine months ended September 30, 2011 and 2010. Also discussed is our financial position as of September 30, 2011. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and the notes to those unaudited condensed consolidated financial statements included elsewhere in this report and the audited consolidated financial statements in our Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia and its affiliates, accounted for 38% and 43% of our total revenues in the three months ended September 30, 2011 and 2010, respectively, and 39% and 43% of our total revenues in the nine months ended September 30, 2011 and 2010, respectively.

Expedia has been a client since its launch in 1996. In 2006, we replaced our existing contracts with Expedia with a Master Services Agreement (the “Expedia Agreement”). The Expedia Agreement is amended from time to time and now continues through December, 31 2012. We expect that 2011 revenues from Expedia will be approximately $7 million less than their 2010 level. We can give no assurance that we will retain any business from Expedia during the current contract term or beyond.

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

Effective January 1, 2009, the BCD Agreement was entered into between the parties for online booking services. Effective January 1, 2011, the BCD Agreement was extended to January 1, 2015 and updated certain pricing and other terms under the BCD Agreement. Effective October 31, 2011, the BCD Agreement was assigned by us to nuTravel Technology Solutions, LLC (“nuTravel”) as part of the sale transaction further described below.

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

On November 3, 2011, TRX, its subsidiary TRX Technology Services, L.P., and nuTravel Technology Solutions, LLC (nuTravel) executed and closed an Asset Purchase Agreement effective October 31, 2011 (the “Agreement”) in which nuTravel acquired software, websites, certain customer agreements and intellectual property related to TRX’s corporate travel self-booking tool, RESX.

TRX shall receive consideration of up to $3.5 million as follows: Upon closing, TRX received $2.6 million, of which $200 was placed with a third party escrow agent to be held for up to two years and distributed in accordance with the Indemnity

Escrow Agreement. Additionally, TRX has the ability to earn up to an additional $0.9 million on or before December 31, 2012, subject to the conversion of certain nonassignable contracts to nuTravel as provided for in the Agreement.

In conjunction with the execution of the Agreement, TRX and nuTravel also entered into a Transition Services Agreement (the “Services Agreement”). Under the terms of the Services Agreement, for a period not to exceed December 31, 2012, TRX will provide certain transition and technical services at an annualized rate of $1.8 million to support the continued operation of the RESX services and to facilitate the orderly and effective transition of the RESX services from TRX to nuTravel.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2011 and September 30, 2010

The following tables set forth comparative revenue and expense items by type, in dollars and as a percentage of transaction and other revenue, for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,
	2011		2010		Change
	(dollars in thousands)
Revenue:
Transaction processing	$9,751	76%	$11,063	81%	$(1,312)	(12)%
Data intelligence	3,033	24	2,540	19	493	19

Transaction and other revenues	12,784	100%	13,603	100%	(819)	(6)%
Client reimbursements	90		126

Total revenues	12,874		13,729
Expenses:
Operating	8,167		8,207		(40)	—
Selling, general, and administrative	2,138		2,673		(535)	(20)
Technology development	693		868		(175)	(20)
Client reimbursements	90		126		(36)	(29)
Impairment of goodwill	84		69		15	22
Depreciation and amortization	812		993		(181)	18
Interest (expense) income:
Interest income	14		—		14	—
Interest expense	(117)		(167)		(50)	(30)
Income tax (provision) benefit	(44)		171		215	126

Net income	$743		$797

	Nine Months Ended September 30,
	2011		2010		Change
	(dollars in thousands)
Revenue:
Transaction processing	$28,925	77%	$33,949	80%	$(5,024)	(15)%
Data intelligence	8,661	23	8,253	20	408	5

Transaction and other revenues	37,586	100%	42,202	100%	(4,616)	(11)%
Client reimbursements	295		357

Total revenues	37,881		42,559
Expenses:
Operating	24,001		25,026		(1,025)	(4)
Selling, general, and administrative	6,878		8,665		(1,787)	(21)
Technology development	2,366		2,648		(282)	(11)
Client reimbursements	295		357		(62)	(17)
Impairment of goodwill	236		235		1	—
Depreciation and amortization	2,809		3,073		(264)	(9)
Interest (expense) income:
Interest income	24		7		17	243
Interest expense	(369)		(520)		(151)	(29)
Income tax provision	(283)		(359)		24	7

Net income	$668		$1,683

Transaction processing revenues. The decrease for the three and nine months ended September 30, 2011 compared to the same period in the prior year was primarily due to the decreased scope of services and/or pricing provided to Expedia and American Express. Overall we expect the rate of decline in our transaction processing revenues to slow when compared to the past few years, and we expect our revenues per transaction to continue to decline because of trends in the travel processing supply chain that are putting negative pressure on our revenue per transaction.

Data intelligence revenues. The increase in data intelligence revenues for the three months ended September 30, 2011 compared to the same period in the prior year was primarily due to higher annual contractual transaction revenues as well as underlying core business growth. The increase in data intelligence revenues for the nine months ended September 30, 2011 compared to the same period in the prior year was also due to non-recurring project-based revenues. We expect growth in data intelligence revenues based on recent sales activity and market interest in these products and services.

Operating expenses. Operating expenses for the three months ended September 30, 2011 compared to the same period in the prior year were essentially flat. The decrease in operating expenses for the nine months ended September 30, 2011 compared to the same periods in the prior year was primarily due to reduced personnel-related costs.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2011 compared to the same periods in the prior year was primarily due to reduced personnel-related costs and a credit to the bad debt provision in 2011 as a result of improved collections.

Technology development expenses. The decrease in technology development expense for the three and nine months ended September 30, 2011 compared to the same periods in the prior year was primarily due to reduced personnel-related costs.

Depreciation and amortization. The decrease in depreciation and amortization expense for the three and nine months ended September 30, 2011 and 2010 compared to the same periods in the prior year was primarily due to decreased capital spending.

Interest income. The increase for the three and nine months ended September 30, 2011 compared to the same periods in the prior year was primarily due to increased average cash balances available for investment.

Interest expense. The decrease for the three and nine months ended September 30, 2011 compared to the same periods in the prior year was primarily due to lower principal balance related to our Hi-Mark note payable, which matured and was paid in April 2011.

Income tax provision. The decrease in the income tax provision for the three and nine months ended September 30, 2011 compared to the same periods in the prior year was primarily due to lower pretax income and a change in the mix of pretax income between our U.S. and international operations.

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

At September 30, 2011, our principal sources of liquidity were cash and cash equivalents of $2.2 million and $6.5 million of availability under our revolving credit facility with ACB. We had $2.0 million of borrowings outstanding under our credit facility at September 30, 2011. Neither our access to nor the value of our cash equivalents has been negatively affected by the liquidity problems of financial institutions. Although we have been prudent in our strategy for our anticipated near-term liquidity needs, it is not possible to accurately predict how macroeconomic conditions may affect our financial position, results of operations or cash flows. Additional failures of financial and other institutions could impact our customers’ ability to pay us, reduce amounts available under our credit facility, cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and restrict our access to the equity and debt markets. A continuation of the turmoil in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing if we need additional liquidity. We will experience liquidity problems if we are unable to obtain sufficient additional financing as our debt becomes due. Adverse economic conditions, increased competition, or other unfavorable events also could affect our liquidity.

Our credit agreement with ACB matures June 30, 2012. Based on our favorable history of renewals and expected capital needs, we expect to renew the facility prior to its maturity.

Net cash provided by operating activities was $4.1 million during the nine months ended September 30, 2011, compared to $0.9 million during the nine months ended September 30, 2010. The increase in cash provided was primarily due to the reduction in prepayments from a major customer, which adversely impacted operating cash flow in 2010, have been less extensive in 2011. In addition, during 2011 our operating cash flow benefited from improved collections and the return of a deposit related to the relocation of our Bangalore, India operations center.

Net cash used in investing activities was $1.7 million during the nine months ended September 30, 2011, compared to $2.4 million during the nine months ended September 30, 2010. The driver of our investing activities is our capital expenditures, which include costs associated with internally developed software, as well as infrastructure required to support and maintain our existing systems and opportunities to reduce costs. As of September 30, 2011, we had no material commitments related to capital expenditures. We expect our 2011 capital expenditures will be approximately five percent of revenues.

Net cash used in financing activities was $2.8 million during the nine months ended September 30, 2011, compared to net cash provided by financing activities of $1.9 million during the nine months ended September 30, 2010. The primary driver for 2011 was the repayment of our credit facility, which exceeded borrowings from the credit facility.

We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flow from operations and other available sources of liquidity, including borrowings under the credit agreement and through our ability to obtain future external financing. We expect to continue to use a portion of our cash flows to fund our strategic capital expenditures, to invest in business opportunities and to meet our debt repayment obligations. Our financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on having sufficient liquidity for our operations. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by our foreign subsidiaries. We are currently in compliance with all financial covenants in the credit agreement. As of September 30, 2011, we have borrowed $2.0 million against the facility and there was a $1.5 million letter of credit against this facility relating to the lease of our Atlanta office, leaving $6.5 million that is currently available for borrowing. As of September 30, 2011, the interest rate on our outstanding borrowings was 4.25%. We expect to remain in compliance with all financial covenants over the remaining term of our revolving credit facility with ACB, however, we acknowledge that market conditions remain uncertain, and, as such, can provide no assurances that we will remain in compliance. We monitor our expected debt compliance and believe we would have time to further reduce our expenses and/or capital expenditures if needed to remain in compliance. If we are not successful in maintaining our debt compliance, ACB as lender is entitled to enforce the guarantee under our credit facility. Management believes that the existing cash on hand, availability under the credit agreement and cash flow from operations will provide the needed liquidity to fund operations sufficient to continue as a going concern. The credit agreement requires us to maintain (i) a ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the credit agreement, which may not be comparable to consolidated total debt or measures of GAAP profitability presented elsewhere in this document) of not more than 1.75 to 1.00 and (ii) a ratio of the remainder of consolidated EBITDA minus capital expenditures to the sum of interest expense for the period and debt principal payments required to be made in the next twelve months of not more than 1.40 to 1.00. The credit agreement also contains additional covenants which, among other things, require us to deliver to ACB specified financial information, including annual and quarterly financial information, and limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations, (i) merge with other companies, (ii) create liens on our property, (iii) incur debt obligations, (iv) enter into transactions with affiliates, except on an arms-length basis, (v) dispose of property, or (vi) pay dividends.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2011. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Based on our evaluation, as of September 30, 2011, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act, identified in connection with the evaluation that occurred during the third quarter of fiscal 2011 that has materially affected our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors as presented in our annual report on Form 10-K, filed on March 1, 2011, under Item 1A, “Risk Factors.”

Item 6.	Exhibits

Exhibit No.	Description

10.1	Amended and Restated Statement of Work #7 to the Amended and Restated Master Service Agreement for Application Service Provider between TRX, Inc. and American Express Travel Related Services Company, Inc., dated August 17, 2011. †*

10.2	Referral Source Agreement between TRX, Inc. and Park ‘N Fly, Inc., dated September 6, 2011. †*

10.3	Amendment #2 to the RESX Distributor Agreement between TRX Technology Services, L.P. and BCD Travel USA LLC, effective July 1, 2011. †*

10.4	Amendment #4 to Services Agreement between TRX Fulfillment Services, LLC. and American Airlines, Inc., effective September 1, 2011. †*

10.5	Amendment #5 to Services Agreement between TRX Fulfillment Services, LLC. and American Airlines, Inc., effective September 28, 2011. †*

10.6	Amendment #2 to the Amendment and Restated Statement of Work for Contact Center Services between TRX, Inc. and Expedia, Inc., effective March 1, 2011. †*

31.1	Certification of H. Shane Hammond, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of David D. Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101	The following financial information from TRX, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2011 and 2011, (iii) Condensed Consolidated Cash Flows Statements (Unaudited) for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. †

†	Filed herewith.

*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRX, INC.

Dated: November 10, 2011	By:	/s/ David D. Cathcart
David D. Cathcart
Chief Financial Officer (principal financial and accounting officer)