Form 10-K
period 2011-12-31
TRX INC/GA
filed 2012-03-06
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s voting stock held by non-affiliates based on the closing price of $0.65 per share was approximately $3.4 million.

The number of shares of the registrant’s common stock outstanding at February 27, 2012 was 18,515,581 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

TRX, INC.

2011 FORM 10-K

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

Company Overview

TRX is a travel technology and data services provider, offering more than 20 software-as-a-service utilities for reservation processing, data intelligence, expense reporting, and process automation. We provide patented savings maximization solutions, extending spend management services to travel buyers all over the world. We complement our offerings with a global workforce focused on travel process automation and reengineering expertise. For the foreseeable future, we intend to focus our efforts primarily on the large opportunities within the travel industry. We deliver our technology applications as a service over the Internet to travel agencies, corporations, travel suppliers, government agencies, credit card associations, credit card issuing banks, and third-party administrators. TRX is headquartered in Atlanta, Georgia, with operations and associates in North America, Europe, and Asia.

Our data services technologies allow our clients to use information from multiple and disparate sources to gain new visibility, and to make better decisions, faster. We collect data for our clients in any format from anywhere in the world, and then normalize, validate, and translate this data into both our industry-leading as well as client-requested formats. The ability to view data from disparate sources in a consistent, useable format on a timely basis is increasingly important to our target market. We believe that the importance of our data intelligence services to our target market has increased due to increasingly fractured data sources and will continue to do so.

We generate economies of scale in our reservation processing applications by combining transactions from numerous clients. Our clients leverage our aggregated transaction volume to shift a portion of their fixed costs to a more flexible, variable structure. Our scale, combined with our focus on process reengineering and automation, helps our clients reduce travel-related costs on an ongoing basis. We believe our scale cannot be achieved internally by our clients and is not currently available from a single travel supplier, agency, or electronic travel distribution system.

We target clients in four areas: travel agencies, travel suppliers, corporations and governments, and credit card issuers. During the year ended December 31, 2011, we served more than 270 clients. Our client base includes global leaders in the markets we serve, such as American Airlines, Inc., American Express Travel Related Services Company, Inc. (“American Express”), Citibank, N.A. (“Citibank”), and Expedia, Inc. (“Expedia”). Growing our client roster continues to be a key objective for us, as we work to reduce dependency on a handful of clients.

We provide expertise in redesigning business processes and their associated systems and resources. We offer our processing capabilities and process reengineering expertise through a comprehensive service offering of hosted technology applications, as well as through consulting engagements. We provide each of our technology applications individually or as a comprehensive, integrated end-to-end processing solution. As a result, we can add value and earn compensation at multiple points during the lifecycle of a single data record. Our clients typically pay us on a per-transaction basis. We typically have multi-year contracts with minimum volume commitments based on each client’s scale and expected growth rate.

As disclosed in Note 2 to the consolidated financial statements in Item 8, during the process of preparing our financial statements for the year ended December 31, 2011, we determined that our calculation of stock compensation expense in previously issued financial statements was incorrect. Our calculation applied forfeiture adjustments to both vested and unvested options, including those for which the employee had provided the requisite service, which results in an understatement of stock compensation in 2010 and prior periods. As a result, our previously issued financial statements have been restated.

Corporate Background and History

Prior to January 1997, we conducted our business as a division and subsidiary of BCD Travel, formerly WorldTravel BTI, one of the largest corporate travel agencies in the U.S. In January 1997, our business was transferred into a separate business organization. In 1999, TRX was incorporated as a Georgia corporation, and we acquired a data integration provider. In 1999 and 2000, we established European joint ventures to support travel distribution throughout Europe. In 2004, we purchased the remaining interests in our European joint ventures. We established operations in Bangalore, India in 2004 to support multiple processing activities and technology development functions. Also in 2004, we made a strategic decision to gradually transition away from providing call center services, and in the subsequent years closed or sold our call centers in France, Switzerland, England and the United States. On a selective basis, we may continue to provide these services to clients as part of our offerings. We continue to provide call center services from our operation in Berlin. In 2005, we had our initial public offering and were listed for trading on NASDAQ Stock Market. We made one acquisition in 2006 and a second acquisition in 2007 to augment our data intelligence offerings in the corporate market. As reported on November 7, 2011, we sold our corporate online booking technology (“RESX”) and related customer contracts to nuTravel Technology Solutions, LLC (“nuTravel”).

As announced on March 12, 2010, and in light of receiving a notice of noncompliance of the continued listing requirements from NASDAQ Stock Market, we voluntarily removed our securities from listing and registration on the NASDAQ Capital Market. On March 22, 2010, we filed a Form 25 delisting our shares from the NASDAQ Capital Market, and trading of our shares was suspended effective at the open of business on March 30, 2010. Our common stock (OTCQB:TRXI) has been quoted on the Pink OTC Markets, Inc. (“OTC Marketplace”) electronic quotation service under the OTCQB market tier since April 1, 2010.

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

It also enables enhancement of data records with more detailed transaction data from other sources, increasing the value and utility of the data to our clients. We host the application, warehouse multi-terabytes of client data, deliver information electronically back to clients in any format, and provide Web-based access to our hosted reporting and analysis tool. Clients include American Express, Citibank, HealthPlan Services, UAL Corporation, MasterCard Inc., Sabre Holdings Corporation and the United States General Services Administration.

•

Reservation Processing offers a suite of utilities that processes our clients’ travel data records in a cost efficient manner. Our products enable automated quality control, file finishing, and electronic ticketing, including low fare searches, seat assignments, upgrades, and alternate route and carrier searches. We also handle multiple activities for our clients including exchanges, refunds, waivers and split payments, commission management, fare loading, document distribution, debit memo processing, and back office hosting and settlement. We offer our agency clients software functionality for exception processing and agent workflow management and tracking. We host our Reservation Processing applications for our clients and provide access to them via the Internet. Our Reservation Processing services are used by large travel agencies, corporations and suppliers, including American Airlines, Inc., American Express, The Boeing Company, Expedia, Hogg Robinson Group, Omega Travel, and Orbitz Worldwide, Inc.

Our Competitive Strengths

We believe our competitive strengths have enabled us to become a leading independent provider of data intelligence and reservation processing technologies for the global travel industry and will continue to enhance our leadership position and contribute to our growth in the future, both in travel and other industry channels. Those strengths include:

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

Our Growth Strategy

During the past five years, our revenues have declined primarily due to our exit from call center operations in the United States and United Kingdom, pricing pressure in our reservation processing products, a loss of and reduced volume from certain reservation processing and online booking clients, as well as the sale of our online booking technology and related client contracts in late 2011. We expect these trends to continue.

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

Clients and Partners

During 2011, more than 270 corporations, financial institutions, travel agencies, and travel suppliers used our products and services. Our primary clients and prospects are large corporations and governments, travel suppliers, credit card issuing banks, and medium and large travel agency distributors. Our top five client contracts accounted for approximately 61% of our total revenues in 2011.

The following alphabetical client list represents our largest clients, each of which generated at least $500,000 of our revenue during 2011.

American Airlines, Inc.	Hogg Robinson plc
American Express	MasterCard Incorporated
BCD Travel and affiliates	Orbitz Worldwide, Inc.
Citibank	UAL Corporation
Expedia, Inc. and its affiliates (1)	Unister Holding GmbH U.S. General Services Administration

(1)	Includes expedia.com, expedia.co.uk, expedia.de, expedia.ca, Egencia Corporate Travel, hotels.com and Hotwire, Inc.

Our clients include the global market leaders in each segment that we serve. We consider our client relationships to be a key strength. We have a history of client renewals and signing long-term contracts with our clients. We believe this is a testimony to our ability to forge strong, lasting relationships with clients to create joint long-term value.

Expedia and its affiliates accounted for 38% of our revenues in 2011 compared to 44% of our revenues in 2010. Expedia has been a client since its launch in 1996. Our agreement with Expedia is amended from time to time and now continues through December, 31 2012. We expect that 2012 revenues from Expedia will be approximately $4 million less than their 2011 level. We can give no assurance that we will retain any business from Expedia during the current contract term or beyond.

In addition, during the protracted global recession which began in 2008, a number of global airlines enacted capacity reductions, some permanent and others seasonal, due to continuing weak air travel demand. In general, reduced airline capacity results in lower transaction volumes for us. In the future, based on our expectation of reduced revenues from Expedia and from lower transaction volumes generally, it is likely that our revenues, operating results and cash flows will be adversely impacted and the impact will be material, unless sufficiently offset by new revenue growth, further cost reductions, or a combination of the two.

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

Intellectual Property

We are constantly developing new technology and enhancing existing proprietary technology. We hold a U.S. patent entitled “Tool for Analyzing Corporate Airline Bids” (Patent #7,401,029 B2), which was issued on July 15, 2008. Our patent has a remaining life of approximately 12 years. We also have a small portfolio of pending patent applications which relate to our proprietary technology. Currently, we primarily rely on a combination of patent, copyrights, trade secrets, confidential procedures and contractual provisions to protect our technology. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of our proprietary technology. Any misappropriation of our intellectual property could have a material adverse effect on our competitive position.

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

Employees

As of December 31, 2011, we had approximately 794 employees, of which approximately 210 were located in North America, 185 in Europe and 399 in India. None of our employees are represented by a labor union, although our German operations are subject to German laws requiring, among other requirements, a Works Counsel. We have never experienced a work stoppage and believe our relationship with our employees is good.

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

Our top five client contracts accounted for approximately 61% of our total revenues in 2011. Entities affiliated with Expedia, our largest client, accounted for approximately 38% of our revenue in 2011. Our clients can generally terminate their agreements with us if we do not meet specified performance or other criteria. Some clients, including Expedia, can terminate these agreements without cause upon notice and/or payment of specified fees. If agreements with these or other key clients are terminated, or if we are unable to negotiate favorable renewal terms, our revenues and operating results would be significantly diminished.

Expedia has been a client since its launch in 1996, and is currently under contract through December 31, 2012. We expect that 2012 revenues from Expedia will be approximately $4 million less than their 2011 level. We can give no assurance that we will retain any business from Expedia during the current contract term or beyond.

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

We currently sell our products and services directly, as well as through a network of distributors, such as American Express, Expedia and its affiliates, and BCD Travel. In many cases we must rely on the efforts of our partners to sell and implement our products and services. Expected growth may not materialize as quickly as we are anticipating or at all, or distributors may decide to discontinue this relationship with us. Additionally, poor performance by our partners could cause harm to our reputation with the end user corporations and travelers.

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

We incurred net losses in every year of our operations prior to 2008. We had an accumulated deficit of $93.8 million and $95.2 million at the end of 2011 and 2010, respectively. Although we experienced net income in both 2011 and 2010, we cannot assure you that we will be able to sustain levels of profitability on a quarterly or annual basis. Our results of operations will be harmed if our revenues do not increase or are insufficient for us to achieve or sustain profitability.

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

We face significant competition in the markets we serve, which could result in decreased market share, revenues, or margins.

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

A significant part of our business is conducted outside of the U.S. During 2011, we received approximately 33% of our revenue from Europe-based clients. We incur material costs in the United States, United Kingdom, Germany and India. We plan to continue to pursue opportunities abroad, and approximately half of our workforce is located in Bangalore, India. As a result, our future operating results could be negatively affected by a variety of factors, many of which are beyond our control. The risks and potential costs of our international operations include:

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

Our senior secured revolving credit facility may restrict our ability to take specific actions, even if such actions may be in our best interest. These restrictions limit our ability to, among other things, make advances to our European operations, make acquisitions, make capital expenditures, incur additional debt and pay dividends. Under the facility, we are subject to maintenance of a maximum consolidated senior leverage ratio (as defined in the facility) of 1.75 to 1 at December 31, 2011. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in our being required to repay any borrowings, which totaled $0.8 million as of December 31, 2011, before their due date. In addition, these covenants and restrictions may limit our future growth or operational opportunities. As of December 31 2011, we were in compliance with all financial covenants in the credit agreement.

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

We regularly evaluate potential business combinations, strategic alliances and growth opportunities and may pursue acquisitions of other companies or technologies in the future in order to maintain and grow revenues and increase our market position. We may not be successful in identifying suitable strategic partners, acquisition candidates or may not be able to obtain financing on acceptable terms for such business combinations or strategic alliances.

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

Disposition of our corporate travel self-booking tool, RESX, could result in reduction to our transaction processing revenue.

The disposition of software, websites, certain customer agreements and intellectual property related to TRX’s corporate travel self-booking tool, RESX, to nuTravel, pursuant to an Asset Purchase Agreement, effective October 31, 2011 could result in a reduction to our corporate online booking technology revenue. In 2011 and 2010, we derived approximately 8% and 9% of our total revenue from RESX.

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

Our headquarters are located in Atlanta, Georgia and consist of approximately 44,000 square feet of office space held under a lease that expires in October 2019. We lease a total of approximately 125,000 square feet globally. As of December 31, 2011, the locations of our other principal leased facilities include Dallas, Texas, Milton, Florida, Bangalore, India, Berlin, Germany, Leicester, United Kingdom and Crawley, United Kingdom. These leases expire at various times between 2012 and 2019.

We believe that our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

Item 3.	Legal Proceedings

We expect to be a party from time to time to certain routine legal proceedings arising in the ordinary course of our business. Although we are not currently involved in any litigation that we expect will have a material effect on our financial condition and results of operations, we cannot accurately predict the outcome of any such proceedings in the future.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As announced on March 12, 2010, and in light of receiving a notice of noncompliance of the continued listing requirements from The NASDAQ Stock Market, we voluntarily removed our securities from listing and registration on the NASDAQ Capital Market. On March 22, 2010, we filed a Form 25 delisting our shares from the NASDAQ Capital Market, and trading of our shares was suspended effective at the open of business on March 30, 2010. Our common stock has been quoted on the Pink OTC Markets Inc. (“OTC Marketplace”) electronic quotation service under the OTCQB market tier since April 1, 2010 under the symbol “TRXI.” Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. See “Our common stock has been delisted from The NASDAQ Capital Market and is now quoted on the Pink OTC Markets electronic quotation service, which may, among other things, reduce the price of our common stock and the levels of liquidity available to our shareholders” in Item 1A “Risk Factors”, included herein. The following table sets forth, for the period indicated, the range of high and low sales prices for our common stock.

	High	Low
Year Ended December 31, 2011:
First Quarter	$1.02	$0.50
Second Quarter	$0.75	$0.50
Third Quarter	$0.98	$0.63
Fourth Quarter	$1.42	$0.75

Year Ended December 31, 2010:
First Quarter	$0.93	$0.45
Second Quarter	$1.01	$0.40
Third Quarter	$0.90	$0.51
Fourth Quarter	$0.70	$0.21

As of December 31, 2011, there were approximately 42 holders of record of our common stock. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Information regarding securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement referred to in Item 10 below.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the years ended December 31, 2011 and 2010. Also discussed is our financial position as of December 31, 2011. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our financial condition and results of operations as of and for the year ended December 31, 2010 have been restated. All information and disclosures contained in this management’s discussion and analysis of financial condition and results of operations have been updated to reflect the effects of such restatement. For a more detailed description of the restatements, see Note 2 of the Notes to the accompanying Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

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

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia and its affiliates, accounted for 38% and 44% of our total revenues in 2011 and 2010, respectively.

Expedia has been a client since its launch in 1996. The Expedia Agreement is amended from time to time and now continues through December 31, 2012. We expect that 2012 revenues from Expedia will be approximately $4 million less than their 2011 level. We can give no assurance that we will retain any business from Expedia during the current contract term or beyond.

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

On November 3, 2011, TRX, its subsidiary TRX Technology Services, L.P., and nuTravel executed and closed an Asset Purchase Agreement effective October 31, 2011 (the “Agreement”) in which nuTravel acquired software, websites, certain customer agreements and intellectual property related to TRX’s corporate online booking technology, RESX. TRX received cash consideration during 2011 of $2.8 million, of which $0.2 million was placed with a third party escrow agent to be held for up to two years and distributed in accordance with the Indemnity Escrow Agreement. Additionally, TRX has the ability to earn up to an additional $0.5 million on or before December 31, 2012, subject to the conversion of certain nonassignable contracts to nuTravel as provided for in the Agreement. TRX recorded a gain of $1.5 million related to the sale of RESX assets.

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

As announced in March 2010, and in light of receiving a notice of noncompliance of the continued listing requirements from The NASDAQ Stock Market, we voluntarily removed our securities from listing and registration on the NASDAQ Capital Market. On March 22, 2010, we filed a Form 25 delisting our shares from the NASDAQ Capital Market, and trading of our shares was suspended effective at the open of business on March 30, 2010. Our common stock (OTCQB:TRXI) has been quoted on the Pink OTC Markets Inc. (“OTC Marketplace”) electronic quotation service under the OTCQB market tier beginning on April 1, 2010.

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

Goodwill and other intangible assets. Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually as of September 30 or more frequently if an event occurs or circumstances change that more likely than not reduces the value of a reporting unit below its carrying value. We recorded an impairment charge to all previously recorded goodwill in 2009. We recorded additional goodwill through December 31, 2011 related to earnout payments on a previous business acquisition transaction. The earnout obligation related to this business acquisition ended on December 31, 2011. Since there was no significant improvement in our financial outlook, we determined that such goodwill was also impaired in that same period.

Impairment of long-lived assets. We regularly evaluate whether events and circumstances have occurred that indicate whether the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for recoverability, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. We assessed indicators to determine whether the carrying values of long-lived assets, including property and equipment and other intangible assets should be impaired and determined no impairment was required at December 31, 2011.

Transaction processing provisions. We have recorded estimates to account for processing errors made in the ticketing or fareloading process that result in tickets being issued at incorrect prices or from agency commissions being miscalculated. Our reserve for processing errors is based on several factors including historical trends, average debit memo lag time and timely identification of errors. Transaction processing provisions were $0.3 million and $0.1 million during 2011 and 2010, respectively, and are included as operating expenses in our consolidated statements of operations. We completed a review of our transaction processing provisions and determined that no adjustments were required as of December 31, 2011. The accrual related to processing errors was $2.2 million at December 31, 2011 and 2010, respectively, and is included in accounts payable and accrued liabilities in our consolidated balance sheets.

Results of Operations

As disclosed in Note 2 to the consolidated financial statements in Item 8, during the process of preparing our financial statements for the year ended December 31, 2011, we determined that our calculation of stock compensation expense in previously issued financial statements was incorrect. Our calculation applied forfeiture adjustments to both vested and unvested options, including those for which the employee had provided the requisite service, which results in an understatement of stock compensation in 2010 and prior periods. As a result, our previously issued financial statements have been restated.

Comparison of Years Ended December 31, 2011 and December 31, 2010

The following table sets forth selected statement of operations data.

	Years Ended December 31,
	2011		2010 (As Restated)		Change
	(dollars in thousands)
Revenue:
Transaction processing	$37,115	76%	$44,764	80%	$(7,649)	(17)%
Data intelligence	11,888	24	11,470	20	418	4

Transaction and other revenues	49,003	100%	56,234	100%	(7,231)	(13)
Client reimbursements	365		497

Total revenues	49,368		56,731
Expenses:
Operating	31,902		33,645		(1,743)	(5)
Selling, general, and administrative	9,377		12,131		(2,754)	(23)
Technology development	3,162		3,657		(495)	(14)
Client reimbursements	365		497		(132)	(27)
Impairment of goodwill	316		323		(7)	(2)
Gain on sale of assets	(1,468)		—		1,468	—
Depreciation and amortization	3,437		4,094		(657)	(16)
Interest (expense) income:
Interest income	32		13		19	146
Interest expense	(476)		(685)		(209)	(31)
Income tax (provision) benefit	(508)		399		907	227

Net income	$1,325		$2,111

Transaction processing revenues. The decrease for 2011 was primarily due to the decreased scope of services and/or pricing provided to Expedia and American Express. Overall we expect the rate of decline in our transaction processing revenues to slow when compared to the past few years, and we expect our revenues per transaction to continue to decline because of trends in the travel processing supply chain that are putting negative pressure on our revenue per transaction.

Data intelligence revenues. The increase in data intelligence revenues for 2011 compared to the prior year was primarily due to higher annual contractual transaction revenues and non-recurring project-based revenues as well as underlying core business growth. We expect growth in data intelligence revenues based on recent sales activity and market interest in these products and services.

Operating expenses. The decrease in operating expenses for 2011 compared to the prior year was primarily due to reduced personnel-related costs.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses for 2011 compared to the prior year was primarily due to reduced personnel-related costs and a reduction to the bad debt provision in 2011 as a result of improved collections.

Technology development expenses. The decrease in technology development expense for 2011 compared to the prior year was primarily due to reduced personnel-related costs.

Gain on sale of assets. In late 2011, we sold our RESX corporate online booking technology and related customer contracts which resulted in a gain of $1.5 million.

Depreciation and amortization. The decrease for 2011 compared to the prior year was primarily due to a decrease in our capital spending and the sale of our RESX corporate online booking technology.

Interest expense. The decrease for 2011 compared to the prior year was primarily due to lower outstanding principal balance related to our revolving credit facility. In addition, our note payable to Hi-Mark matured and was paid in April 2011.

Income tax provision. Income tax provision of $0.5 million was recorded in 2011. This provision was composed of $0.1 million of current tax benefit from the settlement of uncertain tax positions in the U.S. and Germany, $0.2 million of net deferred tax expense, and $0.4 million of current tax expense. Income tax benefit of $0.4 million was recorded in 2010. This benefit was composed of $0.5 million of current tax benefit from the settlement of uncertain tax positions in Germany, $0.2 million of net deferred tax benefit, and $0.3 million of current tax expense. The $0.2 million net deferred tax benefit included $1.5 million of deferred tax benefit from the release of valuation allowance. This release was prompted by usage of deferred tax inventory during 2010 and by the completion of international contract negotiations during fourth quarter of 2010 that allowed us to reassess the amount of our deferred tax inventory that we were more likely than not to realize.

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

At December 31, 2011, our principal sources of liquidity were cash and cash equivalents of $2.2 million and $7.7 million of availability under our revolving credit facility with Atlantic Capital Bank (“ACB”). Our available cash includes $1.6 million of cash held by foreign subsidiaries whose earnings are considered permanently reinvested for income tax purposes. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries. We had $0.8 million of borrowings outstanding under our credit facility at December 31, 2011. Although we have been prudent in our strategy for our anticipated near-term liquidity needs, it is not possible to accurately predict how macroeconomic conditions may affect our financial position, results of operations or cash flows. Additional failures of financial and other institutions could impact our customers’ ability to pay us, reduce amounts available under our credit facility, cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and restrict our access to the equity and debt markets. A continuation of the turmoil in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing if we need additional liquidity. We will experience liquidity problems if we are unable to obtain sufficient additional financing as our debt becomes due. Adverse economic conditions, increased competition, or other unfavorable events also could affect our liquidity.

Our credit agreement with ACB matures June 30, 2012. Based on our favorable history of renewals and expected capital needs, we expect to renew the facility prior to its maturity and plan to elect to reduce the size of the facility from $10 million to approximately $5 million, given our reduced need for access to working capital borrowings.

Net cash provided by operating activities was $3.8 million during 2011, compared to $1.7 million during 2010. Cash provided during 2010 was lower primarily due to the reduction in prepayments from a major customer, which adversely impacted operating cash flow. Customer prepayments have remained relatively flat during 2011. In addition, during 2011 our operating cash flow benefited from improved collections and the return of a deposit related to the relocation of our Bangalore, India operations center.

Net cash used in investing activities was $0.2 million during 2011, compared to $3.2 million during 2010. The decrease in net cash used in investing activities was primarily due to the sale of our software, websites, certain customer agreements and intellectual property related to our corporate online booking technology, RESX. Additionally, another driver of our investing activities is our capital expenditures, which include costs associated with internally developed software, as well as infrastructure required to support and maintain our existing systems and opportunities to reduce costs. As of December 31, 2011, we had no material commitments related to capital expenditures. We expect our 2012 capital expenditures will be consistent with recent years.

Net cash used in financing activities was $4.0 million during 2011, compared to net cash provided by financing activities of $1.4 million during 2010. The primary driver for 2011 was the repayment of our credit facility, which exceeded borrowings from the credit facility.

We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flow from operations and other available sources of liquidity, including borrowings under the credit agreement and through our ability to obtain future external financing. We expect to continue to use a portion of our cash flows to fund our strategic capital expenditures, to invest in business opportunities and to meet our debt repayment obligations. Our financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on having sufficient liquidity for our operations. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by our foreign subsidiaries. We are currently in compliance with all financial covenants in the credit agreement. As of December 31, 2011, we have borrowed $0.8 million against the facility and there was a $1.5 million letter of credit against this facility relating to the lease of our Atlanta office, leaving $7.7 million that is currently available for borrowing. As of December 31, 2011, the interest rate on our outstanding borrowings was 4.25%. We expect to remain in compliance with all financial covenants over the remaining term of our revolving credit facility with ACB, however, we acknowledge that market conditions remain uncertain, and, as such, can provide no assurances that we will remain in compliance. We monitor our expected debt compliance and believe we would have time to further reduce our expenses and/or capital expenditures if needed to remain in compliance. If we are not successful in maintaining our debt compliance, ACB as lender is entitled to enforce the guarantee under our credit facility. Management believes that the existing cash on hand, availability under the credit agreement and cash flow from operations will provide the needed liquidity to fund operations sufficient to continue as a going concern. The credit agreement requires us to maintain (1) a ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the credit agreement, which may not be comparable to consolidated total debt or measures of GAAP profitability presented elsewhere in this document) of not more than 1.75 to 1.00 and (2) a ratio of the remainder of consolidated EBITDA minus capital expenditures to the sum of interest expense for the period and debt principal payments required to be made in the next twelve months of not more than 1.40 to 1.00. The credit agreement also contains additional covenants which, among other things, require us to deliver to ACB specified financial information, including annual and quarterly financial information, and limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations, (1) merge with other companies, (2) create liens on our property, (3) incur debt obligations, (4) enter into transactions with affiliates, except on an arms-length basis, (5) dispose of property, or (6) pay dividends.

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

Recent Accounting Pronouncements

Comprehensive Income—In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance revised the presentation options in ASC Topic 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In either option, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The ASU does not change the items that must be reported in other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have not determined the presentation format that will be used in future periods. The adoption of this guidance will not have a material effect on our financial position, results of operations, or cash flows as the provisions only relate to presentation and disclosure.

On December 23, 2011, the FASB issued ASU No. 2011-12, which indefinitely defers the provision of ASU No. 2011-5 related to the requirement that entities present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

TRX, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of TRX, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TRX, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements as of and for the year ended December 31, 2010 have been restated.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 6, 2012

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 and 2010

(In thousands, except share data)

	2011	2010
ASSETS		(As Restated)
CURRENT ASSETS:
Cash and cash equivalents	$2,153	$2,565
Trade accounts receivable, net	4,876	6,127
Prepaids and other	1,763	3,318

Total current assets	8,792	12,010

NONCURRENT ASSETS:
Property and equipment, net	4,003	5,743
Restricted cash	200	—
Deferred income tax	70	264
Other assets, net	582	795

Total noncurrent assets	4,855	6,802

Total assets	$13,647	$18,812

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,649	$8,275
Customer deposits and deferred revenue	3,857	4,624
Current portion of long-term debt	800	583

Total current liabilities	11,306	13,482

NONCURRENT LIABILITIES:
Long-term debt—less current portion	—	4,200
Other long-term liabilities	1,912	1,759

Total noncurrent liabilities	1,912	5,959

Total liabilities	13,218	19,441

COMMITMENTS AND CONTINGENCIES (NOTE 3)
SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value; 100,000,000 shares authorized; 18,693,897 and 18,656,302 shares issued; 18,506,366 and 18,468,771 shares outstanding	186	186
Additional paid-in capital	96,372	96,232
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Cumulative translation adjustment	6	413
Accumulated deficit	(93,841)	(95,166)

Total shareholders’ equity (deficit)	429	(629)

Total liabilities and shareholders’ equity (deficit)	$13,647	$18,812

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(In thousands, except per share data)

	2011	2010
REVENUES:		(As Restated)
Transaction and other revenues	$49,003	$56,234
Client reimbursements	365	497

Total revenues	49,368	56,731

EXPENSES:
Operating, excluding depreciation and amortization	31,902	33,645
Selling, general, and administrative, excluding depreciation and amortization	9,377	12,131
Technology development	3,162	3,657
Client reimbursements	365	497
Impairment of goodwill	316	323
Gain on sale of assets	(1,468)	—
Depreciation and amortization	3,437	4,094

Total expenses	47,091	54,347

OPERATING INCOME	2,277	2,384
INTEREST INCOME (EXPENSE):
Interest income	32	13
Interest expense	(476)	(685)

Total interest expense, net	(444)	(672)

INCOME BEFORE INCOME TAXES	1,833	1,712
(PROVISION) BENEFIT FOR INCOME TAXES	(508)	399

NET INCOME	$1,325	$2,111

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,479	18,466

Diluted	18,696	18,533

BASIC AND DILUTED NET INCOME PER SHARE	$0.07	$0.11

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount
BALANCE—December 31, 2009, as restated	18,456,524	$186	$96,101	$(2,294)	$276	$(97,277)	$(3,008)
Comprehensive income:
Net income, as restated	—	—	—	—	—	2,111	2,111
Translation adjustment	—	—	—	—	137	—	137

Total comprehensive income							2,248
Employee stock purchase plan	9,747	—	6	—	—	—	6
Exercise of employee stock options	2,500	—	—	—	—	—	—
Stock compensation expense, as restated	—	—	125	—	—	—	125

BALANCE—December 31, 2010, as restated	18,468,771	186	96,232	(2,294)	413	(95,166)	(629)
Comprehensive income:
Net income	—	—	—	—	—	1,325	1,325
Translation adjustment	—	—	—	—	(407)	—	(407)

Total comprehensive income							918
Employee stock purchase plan	20,095	—	13	—	—	—	13
Exercise of employee stock options	17,500		6	—	—	—	6
Stock compensation expense	—	—	121	—	—	—	121

BALANCE—December 31, 2011	18,506,366	$186	$96,372	$(2,294)	$6	$(93,841)	$429

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(In thousands)

	2011	2010
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,325	$2,111

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,437	4,094
Gain on sale of assets	(1,468)	—
Impairment of goodwill	316	323
Lease impairment	283	—
Provision for bad debts	8	357
Stock compensation expense	121	125
Deferred taxes	182	(253)
Debt issuance cost amortization	38	73
Changes in assets and liabilities:
Trade accounts receivable	1,222	(138)
Prepaids and other assets	1,441	(882)
Accounts payable and accrued liabilities	(2,335)	(2,260)
Customer deposits and deferred revenue	(771)	(1,802)

Net cash provided by operating activities	3,799	1,748

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,338)	(2,855)
Sale of assets, net of costs to sell	2,702	—
Change in restricted cash	(200)	—
Payment of contingent consideration	(324)	(325)

Net cash used in investing activities	(160)	(3,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(583)	(1,167)
Borrowings from credit facility	12,000	16,500
Payments on credit facility	(15,400)	(13,900)
Debt issue costs	—	(15)
Proceeds from exercise of stock options	6	—
Proceeds from employee stock purchase plans	13	6

Net cash (used in) provided by financing activities	(3,964)	1,424

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(87)	(324)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(412)	(332)

CASH AND CASH EQUIVALENTS—Beginning of year	2,565	2,897

CASH AND CASH EQUIVALENTS—End of year	$2,153	$2,565

See notes to consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(In thousands, except share data)

1. ORGANIZATION AND NATURE OF OPERATIONS

TRX is a travel technology and data services provider, offering more than 20 software-as-a-service utilities for reservation processing, data intelligence, expense reporting, and process automation. We provide patented savings maximization solutions, extending spend management services to travel buyers all over the world. We complement all of this with a global workforce focused on travel process automation and reengineering expertise. For the foreseeable future, we intend to focus our efforts primarily on the opportunities within the travel industry. We deliver our technology applications as a service over the Internet to travel agencies, corporations, travel suppliers, government agencies, credit card associations, credit card issuing banks, and third-party administrators. TRX is headquartered in Atlanta, Georgia with operations and associates in North America, Europe, and Asia. We are majority-owned by BCD Technology, S.A. (“BCD”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accompanying consolidated financial statements include the accounts of TRX, Inc. and its subsidiaries for the periods presented. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents—We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consisted solely of investment grade commercial paper at December 31, 2011 and 2010. Interest income during 2011 and 2010 was $32 and $13, respectively.

Restricted Cash—Restricted cash represents the balance held in trust related to the sale of our corporate online booking technology, RESX and related customer contracts. There was no restricted cash balance as of December 31, 2010. See Note 8 for additional disclosures about the restricted cash balance.

Correction of an Error—During the process of preparing our financial statements for the year ended December 31, 2011, we determined that our calculation of stock compensation expense related to stock options in previously issued financial statements was incorrect for the year ended December 31, 2010, and for prior periods. Our calculation applied forfeiture adjustments to both vested and unvested outstanding options, including those for which the employee had provided the requisite service, which results in an understatement of stock compensation expense in 2010 and prior periods. As a result of this error, our previously reported balances of accumulated deficit and additional paid in capital as of December 31, 2010 and 2009 were materially misstated and certain previously reported amounts in the consolidated statement of operations, consolidated statement of shareholders’ equity (deficit) and consolidated statement of cash flows for the year ended December 31, 2010 were materially misstated; accordingly we have restated the prior period financial statements.

The restated opening balances within the accompanying consolidated statement of shareholders’ equity (deficit) for the year ended December 31, 2010 which present the cumulative effect of the error in our calculation of stock compensation expense as of December 31, 2009 are as follows:

	As Previously Presented	Stock Option Correction	As Restated
Additional paid-in capital	$95,653	$448	$96,101
Accumulated deficit	$(96,829)	$(448)	$(97,277)
Total shareholders’ deficit	$(3,008)	$—	$(3,008)

The restated consolidated balance sheet as of December 31, 2010 and the restated consolidated statement of operations, statement of stockholders’ equity (deficit) and cash flow from operating activities section of the consolidated statement of cash flows for the year ended December 31, 2010 are as follows:

	As Previously Presented	Stock Option Correction	As Restated
Additional paid-in capital	$95,416	$816	$96,232
Accumulated deficit	$(94,350)	$(816)	$(95,166)
Total shareholders’ deficit	$(629)	$—	$(629)

The additional paid-in capital balance within the restated consolidated statement of stockholders’ equity (deficit) for the year ended December 31, 2010 as shown above includes an adjustment to increase stock compensation (credit) expense from $(243) to $125.

	As Previously Presented	Stock Option Correction	As Restated
Operating, excluding depreciation and amortization	$33,637	$8	$33,645
Selling, general, and administrative, excluding depreciation and amortization	$11,778	$353	$12,131
Technology development	$3,650	$7	$3,657
Total expenses	$53,979	$368	$54,347
OPERATING INCOME	$2,752	$(368)	$2,384
INCOME BEFORE INCOME TAXES	$2,080	$(368)	$1,712
NET INCOME	$2,479	$(368)	$2,111
BASIC AND DILUTED NET INCOME PER SHARE	$0.13	$(0.02)	$0.11

	As Previously Presented	Stock Option Correction	As Restated
Cash Flows from Operating Activities:
Net income	$2,479	$(368)	$2,111

Stock compensation (credit) expense	$(243)	$368	$125
Net cash provided by operating activities	$1,748	$—	$1,748

Trade Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We maintain an allowance for doubtful accounts to reserve for receivables that are not probable of collection. Management reviews the accounts receivable by aging category to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, management makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. The following table shows our allowance for doubtful accounts and the associated activity for each of the two years ended December 31, 2011 and 2010.

	2011	2010
Balance, January 1	$(426)	$(422)
Provision for bad debts	(8)	(357)
Writeoffs, net of recoveries	144	353

Balance, December 31	$(290)	$(426)

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

The following details the components of property and equipment (and estimated useful lives) at December 31, 2011 and 2010:

	2011	2010
Computers, purchased software, and equipment (3-5 years)	$19,280	$22,142
Internally-developed software costs (3 years)	7,244	12,723
Leasehold improvements (up to 10 years)	1,646	2,009
Furniture and fixtures (7 years)	820	1,117

	28,990	37,991
Accumulated depreciation	(24,987)	(32,248)

	$4,003	$5,743

Depreciation expense was $3,264 and $3,921 during 2011 and 2010, respectively.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually as of September 30 or more frequently if an event occurs or circumstances change that more likely than not reduces the value of a reporting unit below its carrying value. We recorded an impairment charge to all previously recorded goodwill in 2009. We recorded additional goodwill through December 31, 2011 related to earnout payments on a previous business acquisition transaction. The earnout obligation related to this business acquisition ended on December 31, 2011. Since there was no improvement in our financial outlook, we determined that such goodwill recorded in connection with the earnout payments were also impaired in that same period.

The following table discloses the changes in the carrying amount of goodwill during the years ended December 31, 2011 and 2010:

	2011	2010
Balance, January 1	$37,975	$37,652
Accumulated impairment losses	(37,975)	(37,652)

	—	—

Earnout on Travel Analytics	316	323
Impairment charge	(316)	(323)

Balance, December 31	38,291	37,975
Accumulated impairment losses	(38,291)	(37,975)

	$—	$—

Other Intangible Assets—We have recorded amounts related to the value of identifiable intangible assets acquired as part of business combinations and purchases of certain assets in prior years. These amounts are included in other assets, net in the accompanying consolidated balance sheets.

We expect to record approximately $173 of amortization expense related to these intangible assets in each of the next two years and $44 in the year thereafter. We recorded related amortization expense of $173 for both 2011 and 2010, respectively.

Changes in other intangible assets during 2011 and 2010 were as follows:

	2011	2010
Balance, January 1	$563	$736
Amortization of intangible assets	(173)	(173)

Balance, December 31	$390	$563

A summary of our intangible assets as of December 31, 2011 and 2010 is as follows:

	Useful Lives	December 31, 2011		December 31, 2010
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks and patents	10 years	$866	$(476)	$866	$(303)

Impairment of Long-Lived Assets—We regularly evaluate whether events and circumstances have occurred that indicate whether the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for recoverability, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. We assessed indicators to determine whether the carrying values of long-lived assets, including property and equipment and other intangible assets should be impaired and determined no impairment was required at December 31, 2011.

Fair Value Measurements—We adopted the Financial Accounting Standards Board (“FASB”)’s guidance on Fair Value Measurements and Disclosures Topic for our financial assets and financial liabilities on January 1, 2008 and for our non-financial assets and non-financial liabilities on January 1, 2009. Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The guidance outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.

We currently do not have financial or non-financial assets and financial or non-financial liabilities that are required to be measured at fair value on a recurring basis.

Other Assets—At December 31, 2011 and 2010, other assets include $192 and $ 232, respectively, of deposits related to our India operations.

Accounts Payable and Accrued Liabilities—This balance consists of the following components at December 31, 2011 and 2010:

	2011	2010
Accounts payable and other	$2,101	$2,601
Personnel-related accruals	1,380	2,630
Client-related accruals	2,263	2,252
Lease termination accrual	505	249
Accrued interest	83	118
Income tax payable	41	251
Facility-related accruals	276	174

	$6,649	$8,275

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

Concentration of Credit Risk—A significant portion of our revenues is derived from a limited number of clients. Our top five clients accounted for approximately 61% and 69% of our total revenues in 2011 and 2010, respectively. Contracts with the major clients may be terminated by the client if we fail to meet certain performance criteria. Expedia, Inc. and its affiliates accounted for 38% and 44% of revenues in 2011 and 2010, respectively. The agreement with Expedia is amended from time to time and now continues through December 31, 2012. We can give no assurance that we will retain any business from Expedia during the current contract period or beyond. American Express Travel Related Services Company, Inc. (“American Express”) accounted for 14% and 16% of revenues during both 2011 and 2010, respectively. At December 31, 2011 and 2010, 6% and 5%, respectively, of our accounts receivable related to American Express.

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

All common stock equivalents with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The following table sets forth the computation of basic and diluted net income per share:

	2011			2010
	Net Income	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share
Basic net income per share	$1,325	18,479	$0.07	$2,111	18,466	$0.11
Effect of dilutive securities:
Options to acquire common stock	—	217	—	—	67	—

Diluted net income per share	$1,325	18,696	$0.07	$2,111	18,533	$0.11

Because of their anti-dilutive effect on the income per share recorded in each of the periods presented, the diluted share base excludes shares related to employee stock options of 1,607 and 1,694 for 2011 and 2010, respectively.

Stock-Based Employee Compensation—We account for stock-based employee compensation under the Compensation—Stock Compensation Topic of the FASB Standards Codification. The grant-date fair value of the options granted during 2011, calculated using the Black-Scholes model, ranged from $0.47 to $1.02. The grant-date fair value of the options granted during 2010, calculated using the Black-Scholes model, ranged from $0.41 to $0.70.

The following assumptions were used for grants in 2011: dividend yield of zero, volatility of 132.9% to 192.6%, risk-free interest rate of 0.21% to 1.99%, and an expected life of 2.00 to 4.25 years. The following assumptions were used for grants in 2010: dividend yield of zero, volatility of 133.5% to 189.1%, risk-free interest rate of 0.35% to 1.96%, and an expected life of 2.00 to 4.25 years. Volatility is based on the volatility of our stock. We use an estimate for the expected life and historical data to estimate the employee termination and volatility assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected life of the grant.

At December 31, 2011, options to purchase 85,690 shares of common stock were available for future grant under our stock plan. The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.29 – $2.99	2,083,500	7.0	$1.51	1,407,750	$1.90
$3.00 – $12.24	351,000	3.7	$9.05	351,000	$9.05

	2,434,500	6.6	$2.60	1,758,750	$3.30

Information regarding activity under our stock plan is summarized as follows:

	2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1	2,339,000	$3.04	2,458,000	$3.63
Granted	357,000	0.83	140,000	0.60
Cancelled	(244,000)	4.40	(256,500)	7.42
Exercised	(17,500)	0.35	(2,500)	0.35

Outstanding at December 31	2,434,500	$2.60	2,339,000	$3.04

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At December 31, 2011, the aggregate intrinsic value of options outstanding was $731 with a weighted average exercise price of $2.60 and a weighted average remaining contractual term of 6.6 years; the aggregate intrinsic value of the 1,758,750 options exercisable was $399 with a weighted average exercise price of $3.30 and a weighted average remaining contractual term of 5.8 years; and the aggregate intrinsic value of the 2,176,443 options vested or expected to vest was $653 with a weighted average exercise price of $2.60 and a weighted average remaining contractual term of 6.6 years.

The following table summarizes unvested stock options outstanding as of December 31, 2011 as well as activity during the year then ended:

	Unvested Options
	Options	Weighted Average Grant-Date Fair Value
Outstanding at January 1	835,251	$0.84
Granted	357,000	0.83
Cancelled	(68,000)	0.77
Vested	(448,500)	0.85

Outstanding at December 31	675,751	$0.83

Compensation cost from nonvested stock granted to employees is recognized as expense using the straight-line method over the vesting period. As of December 31, 2011, total unrecognized compensation cost related to nonvested stock options was approximately $185. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years. For 2011 and 2010, our total stock-based compensation expense was approximately $121 and $125, respectively.

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

We are subject to income taxes in the U.S. and several foreign jurisdictions. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Our judgments, assumptions, and estimates relative to the provision for income taxes take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities.

Under the provisions of ASC 740-10, we record a liability for unrecognized tax benefits related to uncertain tax positions in various jurisdictions, which would affect earnings and the effective tax rate if the tax benefits were recognized. We recognize interest expense and penalty expense related to unrecognized tax benefits as a component of our income tax expense. In addition, the tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty. Upon examination, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

Statement of Cash Flows—Cash paid for interest was $472 and $625 for 2011 and 2010. Cash paid for income taxes net of amounts refunded was $318 in 2011 and $143 in 2010. We had accrued capital expenditures of $0 and $23 at December 31, 2011 and 2010, respectively.

Foreign Currency Translation—We have subsidiaries operating in the United Kingdom, Germany and India at December 31, 2011. The functional currency of these operations is the local currency. Gains and losses on transactions denominated in currencies other than the functional currency are included in determining net income (loss) for the period in which the exchange rates change. Foreign exchange transaction gains or losses were not material for any period presented. Balance sheet accounts of international subsidiaries are translated at the year-end exchange rate, and income statement accounts are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of shareholders’ equity (deficit).

Foreign Currency Exchange Risk—Approximately 33% and 28% of our consolidated revenues during 2011 and 2010 were associated with operations outside of the United States. At December 31, 2011, 30% of our consolidated assets were associated with operations outside of the United States compared to 36% at December 31, 2010. The U.S. dollar balance sheets and statements of operations for these businesses are subject to currency fluctuations. We are most vulnerable to fluctuations in the British pound, Euro and Indian rupee against the U.S. dollar. Historically, we have not entered into derivative financial instruments to mitigate this risk, as it has not been cost-effective to do so. Through 2011, the impact of currency fluctuations on our results of operations has not been significant since both revenues and operating costs of these businesses are denominated in local currency.

Segment Reporting—Operating segments are defined by the Segments Topic of the FASB Accounting Standards Codification. The Chief Executive Officer is our chief operating decision maker. The expense structure of the business is managed functionally, and resource allocation decisions are made as one operating segment. Our measure of segment profit is consolidated operating income.

Our revenue, aggregated by service offering, is as follows for each of the years ended December 31, 2011 and 2010:

	2011	2010
Transaction processing	$37,115	$44,764
Data intelligence	11,888	11,470

Transaction and other revenues	49,003	56,234
Client reimbursements	365	497

Total	$49,368	$56,731

The following is a geographic breakdown of revenues for the years ended December 31, 2011 and 2010, and a geographic breakdown of long-lived assets at December 31, 2011 and 2010:

	2011	2010
Revenues:
United States	$33,164	$40,850
Germany	12,396	10,960
Other International	3,808	4,921

	$49,368	$56,731

Property and Equipment, net:
United States	$3,420	$5,266
Germany	384	277
Other International	199	200

	$4,003	$5,743

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

Recent Accounting Pronouncements—

Comprehensive Income— In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance revised the presentation options in ASC Topic 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In either option, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The ASU does not change the items that must be reported in other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have not determined the presentation format that will be used in future periods. The adoption of this guidance will not have a material effect on our financial position, results of operations, or cash flows as the provisions only relate to presentation and disclosure.

On December 23, 2011, the FASB issued ASU No. 2011-12, which indefinitely defers the provision of ASU No. 2011-5 related to the requirement that entities present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.

3. COMMITMENTS AND CONTINGENCIES

Lease Obligations—We lease certain facilities and equipment under noncancelable operating lease agreements which expire at various times through 2019. Some of these leases contain renewal options under various terms. Future minimum annual lease payments under the related noncancelable operating leases and future sublease income at December 31, 2011 are as follows:

	Gross	Sub-lease income	Net
2012	$1,944	$110	$1,834
2013	1,358	135	1,223
2014	1,212	138	1,074
2015	962	128	834
2016	984	—	984
Thereafter	2,904	—	2,904

Total	$9,364	$511	$8,853

Rental expense for 2011 and 2010 was $1,934 and $1,884, respectively. Rental expense for 2011 and 2010 includes lease impairments of $283 and $0, respectively, which relates to the sublease of a portion of our office facilities in Atlanta, Georgia

Employment Agreements—We have entered into employment agreements with certain key executives. The agreements provide for compensation and benefits through the expiration of the individual agreement upon termination of employment, other than by the employee voluntarily or by us for cause. Minimum commitments under these agreements are $1,470 for 2012.

Litigation —We are involved in a few claims incidental to our business. In the opinion of management, the ultimate resolution of such claims will not have a material effect on our financial position, liquidity, or results of operations.

Savings Plan—In the U.S., we sponsor a 401(k) profit-sharing plan (the “Plan”) under which substantially all full-time employees are eligible to participate. Participants are also eligible to receive a discretionary match. Total expense recognized under the Plan was $249 and $297 for 2011 and 2010, respectively. In the United Kingdom, Germany and India, we participate in defined-contribution plans. Total expense recognized under these plans was $96 and $124 in 2011 and 2010, respectively.

4. DEBT

Debt consists of the following as of December 31, 2011 and 2010:

	Maturity Date	2011	2010
Note payable	April 2011	$—	$583
Revolver	June 2012	800	4,200

Total		800	4,783
Less current maturities		800	583

Long-term debt		$—	$4,200

Our note payable related to partial consideration for the acquisition of certain assets and the assumption of certain liabilities of Hi-Mark, LLC in 2007. Hi-Mark was principally owned by Kevin Austin, our Executive Vice President of TRAVELTRAX. Our quarterly principal payments were approximately $300 plus interest at a fixed annual rate of 8.0%. This note matured and was paid in April 2011.

Our credit agreement with Atlantic Capital Bank (“ACB”) provides for a senior secured revolving credit facility with aggregate principal commitments not to exceed $10,000, which includes a $2,000 letter of credit subfacility limit. Any outstanding letters of credit on this subfacility reduce the borrowing capacity of the credit agreement. A loan under the credit agreement may be a Base Rate loan or a LIBOR loan, at the option of TRX. Interest under the credit agreement accrues at an interest rate indexed to the prime rate as announced publicly by ACB from time to time (the “Base Rate”) or LIBOR (plus 1.75% for Base Rate loans and 3.00% for LIBOR loans) for the revolving credit facility, with a minimum borrowing rate of 4.25%. In addition, the credit agreement contains an unused commitment fee of 0.5%. For letters of credit, the letter of credit fee is equal to the Applicable Rate (as defined in the credit agreement) times the daily amount available to be drawn under the letter of credit. Overdue amounts bear a fee of 2% per annum above the rate applicable to these amounts. We capitalized $215 of issuance cost related to this facility and our letter of credit, which is amortized as interest expense over the specific terms of the facility and letter of credit.

The credit agreement requires us to maintain (i) a ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the credit agreement, which may not be comparable to consolidated total debt or measures of GAAP profitability presented elsewhere in this document) of not more than 1.75 to 1.00 and (ii) a ratio of the remainder of consolidated EBITDA minus capital expenditures to the sum of interest expense for the period and debt principal payments required to be made in the next twelve months of not more than 1.40 to 1.00. The credit agreement also contains additional covenants which, among other things, require us to deliver to ACB specified financial information, including annual and quarterly financial information, and limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations, (i) merge with other companies, (ii) create liens on our property, (iii) incur debt obligations, (iv) enter into transactions with affiliates, except on an arms-length basis, (v) dispose of property, or (vi) pay dividends. As of December 31, 2011, we were in compliance with all financial covenants in the credit agreement.

BCD Holdings N.V. (“BCD Holdings”), the parent of our majority shareholder, BCD, is the guarantor to our credit agreement. We pay BCD Holdings an annual guarantee fee of 250-350 basis points, depending on borrowing levels under the credit agreement.

Our financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on having sufficient liquidity for our operations. We are currently in compliance with all financial covenants in the credit agreement. As of December, 2011, we have borrowed $800 against the facility and there was a $1,500 letter of credit against this facility relating to the lease of our Atlanta office, leaving $7,700 that is currently available for borrowing. As of

December 31, 2011 and 2010, respectively, the interest rate on our outstanding borrowings was 4.25%. We expect to remain in compliance with all financial covenants over the remaining term of our revolving credit facility with ACB, however, we acknowledge that market conditions remain uncertain, and, as such, can provide no assurances that we will remain in compliance. We monitor our expected debt compliance and believe we would have time to further reduce our expenses and/or capital expenditures if needed to remain in compliance. If we are not successful in maintaining our debt compliance, ACB as lender is entitled to enforce the guarantee under our credit facility. Our credit agreement with ACB matures June 30, 2012. Based on our favorable history of renewals and expected capital needs, we expect to renew the facility prior to its maturity. If we were unable to renew the facility prior to maturity or secure additional financing, management believes that the existing cash on hand, excluding cash held by foreign subsidiaries, cash flow from operations, as well as our ability to implement cost containment strategies would provide the needed liquidity to fund operations sufficient to continue as a going concern.

5. INCOME TAXES

Our domestic and foreign (loss) income before income taxes for 2011 was $(168) and $2,001, respectively. Our domestic and foreign (loss) income before income taxes for 2010 was $(104) and $1,816, respectively. The following presents the components of income tax (provision) benefit for the years ended December 31, 2011 and 2010. Certain corrections have been made to prior year amounts in order to present the components of income tax (provision) benefit according to domestic and foreign jurisdictions. Such corrections were not considered material.

	2011	2010
Current tax (provision) benefit:
Federal	42	(42)
State	(18)	(35)
Foreign	(350)	293

Total	(326)	216

Deferred tax (provision) benefit:
Federal	—	—
State	—	—
Foreign	(182)	183

Total	(182)	183

Total tax (provision) benefit	$(508)	$399

Deferred taxes are as follows at December 31, 2011 and 2010:

	2011	2010
Current deferred tax assets:
Accruals	$(171)	$643
Allowance for doubtful accounts	103	150
Deferred revenue	345	232
Effect of uncertain tax positions on deferred items	—	37

Total current deferred tax assets	277	1,062
Noncurrent deferred tax assets:
Net operating loss carryforwards—U.S.	16,293	15,886
Net operating loss carryforwards—foreign	1,984	1,996
Intangible assets	4,496	4,782
Property and equipment	646	483
Accrued bonuses	415	—
Stock compensation	374	402
Charitable contribution carryforward	4	5
Indian adjustment	9	7
Indian MAT credit carryforward	220	300
Alternative minimum tax credit (“AMT”) carryforward	168	168

Total noncurrent deferred tax assets	24,609	24,029

Deferred tax liabilities:
Outside basis difference —Germany	(842)	(618)
Foreign withholding tax	(51)	—

Total deferred tax liabilities	(893)	(618)

Net deferred tax assets	23,993	24,473
Valuation allowance	(23,910)	(24,201)

Net deferred tax assets	$83	$272

The stock compensation deferred tax asset as of December 31, 2010 in the above table was corrected as a result of the error described in Note 2. This correction resulted in a corresponding increase to the valuation allowance.

At December 31, 2011 and 2010, U.S. federal net operating losses of $45,036 and $44,562, respectively, are available to offset future taxable income, and expire beginning in 2021 and continuing through 2031. At December 31, 2011 and 2010, U.S. state net operating losses of $25,303 and $25,910 are available to offset future state taxable income, and expire beginning in 2020 and continuing through 2031. We have not performed a study to determine if these net operating losses could be partially limited by Internal Revenue Code Section 382, but we are not aware of any events that would trigger the imposition of Section 382 limitations. Additionally, there is a full valuation allowance applied to these amounts due to uncertainty of usage. Foreign net operating losses of $9,921 and $9,979 are available to offset future taxable income, and these losses are in jurisdictions with no expiration date on usage. At both December 31, 2011 and 2010, AMT credit carryforwards of $168 are available and can be carried forward indefinitely. At December 31, 2011 and 2010, Indian Minimum Alternative Tax (“MAT”) credit carryforwards of $220 and $300, respectively, are available and can be carried forward for either 7 years (credits generated prior to April 1, 2010) or 10 years (credits generated after March 31, 2010). We do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. With the exception of our German subsidiary, it is our intent to reinvest the earnings of our non-US subsidiaries in those operations, and we are not required to provide deferred taxes on any excess. Determination of the amount of the unrecognized income tax liability that would be recorded were these earnings to be repatriated is not determinable due to complexities associated with the hypothetical calculation. During the fourth quarter of 2010, we determined that it is no longer our intent to permanently reinvest the German earnings in our German subsidiary. We have established a deferred tax liability for the estimated outside basis difference in the German subsidiary as of December 31, 2011 and 2010. A reconciliation of income taxes at the federal statutory rate to the tax provision recorded by us for 2011 and 2010 is as follows:

	2011	2010
Federal income tax benefit at statutory rate	34.0%	34.0%
State income taxes—net of federal benefit	1.4	0.1
Domestic permanent differences	1.1	2.5
International permanent differences	(1.3)	(15.0)
Indian MAT tax	5.8	6.8
Indian MAT credit	2.6	(5.6)
Deferred rate true-up	(0.1)	52.8
Outside basis difference—German Subsidiary	15.0	36.1
ASC 740-10 liability	(2.8)	(28.4)
Difference in foreign rates from federal statutory	(14.1)	(4.5)
Other	(2.2)	(14.8)
Change in deferred tax asset valuation allowance	(11.7)	(87.3)

	27.7%	(23.3)%

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

A reconciliation of unrecognized tax benefits for 2011 and 2010 is presented in the table below.

	2011	2010
Unrecognized tax benefits, January 1	$605	$1,107
Increase related to prior year’s unrecognized income tax benefits	(332)	332
Cumulative translation adjustment	(6)	(83)
Decreases for tax positions related to settlements	(267)	(751)

Unrecognized tax benefits, December 31	$—	$605

Of this amount, $0 would impact the effective income tax rate if we were to recognize the benefit of such positions.

We do not expect any material changes in the unrecognized tax benefits over the next twelve months.

We recognize potential interest and penalties related to unrecognized tax benefits within income tax expense. At December 31, 2011 and 2010, we had accrued interest of $0 and $8, respectively. We had no accrued penalties recorded at December 31, 2011 and 2010.

The following summarizes the open tax years by jurisdiction as of December 31, 2011:

Jurisdiction	Open Tax Years
Federal	2008-2011
Georgia	2008-2011
Florida	2008-2011
Texas	2006-2011
Virginia	2008-2011
West Virginia	2008-2011
United Kingdom	2010-2011
Germany	2007-2011
India	2009-2011

Our last federal audit was for the 2004 tax year and it was concluded in 2007. We are not currently under audit domestically as of December 31, 2011. We concluded our German audit for the 2004-2006 tax years during 2011. We are not under audit for any other international jurisdictions as of December 31, 2010. The state of Texas is reviewing our Texas Margin Tax returns for the years ended December 31, 2008 and 2009 as part of a previously-scheduled sales and use tax audit with the state. We believe that we have appropriately accrued for any material uncertain tax positions inherent in these examinations.

6. SHAREHOLDERS’ EQUITY (DEFICIT)

Stock Options—We have two stock-based employee compensation plans. The TRX, Inc. Omnibus Incentive Plan (the “Stock Plan”) was amended upon our initial public offering in September 2005 to, among other things, increase the number of shares available for issuance to employees from 1,300,000 to 3,300,000 and to expand the types of awards permitted to be made. The Stock Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. Option awards are generally granted with an exercise price equal to the fair market value of our stock at the date of grant; those option awards generally vest ratably over four years and have 10-year contractual terms. Certain option awards provide for accelerated vesting if there is a change of control (as defined in the Stock Plan). In addition our Employee Stock Purchase Plan (“ESPP”) has 500,000 shares reserved for issuance. As of December 31, 2011, 246,914 shares have been issued under our ESPP. See Note 2 for further information about our stock options.

Preferred Stock—We are authorized to issue up to 10,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 2011 and 2010, no preferred stock was outstanding.

7. RELATED-PARTY TRANSACTIONS

BCD Travel USA, LLC (“BCD Travel”) is majority-owned by the parent of our majority shareholder, BCD Holdings. Effective January 1, 2011, the existing online booking services agreement between TRX Technology Services, L.P. (“TRX Technology”) and BCD Travel was extended to January 1, 2015 and updated certain pricing and other terms under agreement. Effective November 1, 2011, the online booking services agreement was assigned by us to nuTravel Technology Solutions, LLC (“nuTravel”) as part of the sale transaction further described below. During 2011 and 2010, we recognized transaction and other revenues from BCD Travel, totaling $1,168 and $1,424, respectively. As of December 31, 2011 we continue to provide Data intelligence services to BCD Travel. At December 31, 2011 and 2010, respectively, $188 and $107 was receivable from BCD Travel.

Airtrade International, Inc. (“Vayama”) is majority-owned by the parent of our majority shareholder, BCD Holdings. The agreement between TRX Technologies India PVT Ltd. and Vayama, dated February 15, 2009 and amended on February 17, 2010, was entered into between the parties for travel management services and was effective January 28, 2010 through November 19, 2010. Effective June 1, 2011 the existing reservation processing services agreement between TRX Technology and Vayama automatically renewed for one year to May 31, 2012. During 2011 and 2010, we recognized transaction and other revenues from Vayama totaling $60 and $1,154, respectively. At December 31, 2011 and 2010, respectively, $0 and $278 was receivable from Vayama.

Park ‘N Fly, Inc. (“Park ‘N Fly”) is owned by the parent of our majority shareholder, BCD Holdings. TRX and Park ‘N Fly entered into an agreement, dated September 1, 2011, for referral services through TRX’s corporate travel self-booking tool. This referral services agreement has been assigned by us to nuTravel as part of the sale transaction further described below. During 2011, we recognized revenues from Park ‘N Fly totaling $3. At December 31, 2011 no amounts were receivable from Park ‘N Fly.

8. SALE OF ASSETS

On November 3, 2011, TRX, its subsidiary TRX Technology and nuTravel executed and closed an Asset Purchase Agreement effective October 31, 2011 (the “Agreement”) in which nuTravel acquired software, websites, certain customer agreements and intellectual property related to TRX’s corporate online booking technology, RESX.

TRX received cash consideration during 2011 of $2,804, of which $200 was placed with a third party escrow agent to be held for up to two years and distributed in accordance with the Indemnity Escrow Agreement. We paid $102 in costs to sell in 2011. Additionally, TRX has the ability to earn up to an additional $516 on or before December 31, 2012, subject to the conversion of certain nonassignable contracts to nuTravel as provided for in the Agreement. The revenue related to these contracts will be recognized by TRX upon conversion to NuTravel. TRX recorded a gain of $1,468 related to the sale of RESX assets, which is included in “Gain on sale of assets” in our consolidated statements of operations.

In conjunction with the execution of the Agreement, TRX and nuTravel also entered into a Transition Services Agreement (the “Services Agreement”). Under the terms of the Services Agreement, for a period not to exceed December 31, 2012, TRX will provide certain transition and technical services at an annualized rate of $1,800 to support the continued operation of the RESX services and to facilitate the orderly and effective transition of the RESX services from TRX to nuTravel.

9. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

All four quarters of 2010 and the first three quarters of 2011 have been restated to reflect the correction of stock compensation expense referred to in Note 2. Quarterly financial data for 2011 and 2010 as previously reported and as restated is as follows (tables in thousands, except per share amounts):

As previously reported
2011	Q1 2011	Q2 2011	Q3 2011	Q4 2011
Revenues	$12,598	$12,409	$12,874	$11,487
Operating income (loss)	697	(291)	890	1,186
Net income (loss)	403	(478)	743	862
Net income (loss) per weighted average share, diluted: common shareholders	$0.02	$(0.03)	$0.04	$0.05

2010	Q1 2010	Q2 2010	Q3 2010	Q4 2010
Revenues	$14,678	$14,152	$13,729	$14,172
Operating income	926	837	793	196
Net income	483	403	797	796
Net income per weighted average share, diluted: common shareholders	$0.03	$0.02	$0.04	$0.04

As restated
2011	Q1 2011	Q2 2011	Q3 2011	Q4 2011
Revenues	$12,598	$12,409	$12,874	$11,487
Operating income (loss) as restated	664	(316)	743	1,186
Net income (loss) as restated	370	(503)	596	862
Net income (loss) per weighted average share, diluted: as restated	$0.02	$(0.03)	$0.03	$0.05

2010	Q1 2010	Q2 2010	Q3 2010	Q4 2010
Revenues	$14,678	$14,152	$13,729	$14,172
Operating income as restated	834	793	561	196
Net income as restated	391	359	565	796
Net income per weighted average share, diluted: as restated	$0.02	$0.02	$0.03	$0.04

The 2011 unaudited condensed consolidated financial statements will be prospectively restated in the quarterly reports filed on Form 10-Q for the first three quarters in 2012.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as of December 31, 2011. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, as of December 31, 2011, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below in the area of accounting for stock compensation.

Changes in Internal Control over Financial Reporting

Other than as described below, there were no changes to internal controls in the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to December 31, 2011, the Company has completed the following steps to begin to remediate the stock compensation deficiency:

•	developed and implemented additional procedures to increase the level of review, evaluation and validation of the Company’s stock compensation expense;

•	increased the level of knowledge among Company employees in the area of stock compensation; and

•	corrected and tested the template used to calculate stock compensation expense.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). A material weakness in internal control over financial reporting is a deficiency or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of a Company’s financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Due to the error related to stock compensation accounting, management has determined that there is a material weakness in the design of the company’s internal control over financial reporting in the area of accounting for stock compensation, and the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2011.

Item 9B.	Other Information

TRX’s performance under the Executive Incentive Plan with respect to fiscal year 2011 was satisfied above the minimum level of performance measures and therefore resulted in a performance award for the Executive Incentive Plan participants. The Compensation, Corporate Governance, and Nominating Committee certified results of the 2011 performance measures, reviewed the payout calculation of the awards earned, and recommended to the Board the cash payout of the awards earned. Additionally, the Committee recommended to the Board the cash payout of a discretionary bonus to the Chief Executive Officer and Chief Financial Officer related to the sale of the RESX corporate online booking technology in the amount of $78,000 and $66,000, respectively. Such recommendations were subsequently approved by the Board on February 29, 2012.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this section will be set forth in our Proxy Statement for the 2012 Annual Meeting of Stockholders in the sections entitled “Proposal 1—Election of Directors,” “Executive Officers and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance. Such information is incorporated herein by reference.

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

TRX, Inc.

By:	/s/ H. SHANE HAMMOND
H. Shane Hammond
President, Chief Executive Officer

Date:	March 6, 2012

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints H. Shane Hammond and David D. Cathcart, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the calendar year ended December 31, 2011, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. SHANE HAMMOND H. Shane Hammond	President, Chief Executive Officer (principal executive officer)	March 6, 2012

/s/ DAVID D. CATHCART David D. Cathcart	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 6, 2012

/s/ NORWOOD H. (“TRIP”) DAVIS, III Norwood H. (“Trip”) Davis, III	Chairman of the Board and Director	March 6, 2012

/s/ JOHAN G. (“JOOP”) DRECHSEL Johan G. Drechsel	Director	March 6, 2012

/s/ MARK R. BELL Mark R. Bell	Director	March 6, 2012

/s/ JOHN F. DAVIS, III John F. Davis, III	Director	March 6, 2012

/s/ JOHN A. FENTENER VAN VLISSINGEN John A. Fentener van Vlissingen	Director	March 6, 2012

/s/ WILLIAM A. CLEMENT, JR. William A. Clement, Jr.	Director	March 6, 2012

TRX, INC.

FORM 10-K

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of TRX, Inc. (filed as Exhibit 3.3 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of TRX, Inc. (filed as Exhibit 3.4 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference).

4.1	Specimen Common Stock certificate (filed as Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1, filed on July 27, 2005 and incorporated herein by reference).

10.1	Letter Agreement, dated December 31, 2004, by and among BCD Technology, S.A. and Norwood H. Davis, III, Davis Family Holdings, LLC and Davis Family Holdings II, LLC (filed as Exhibit 10.5 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.2	Credit Agreement, dated May 30, 2008, by and between TRX, Inc. and Atlantic Capital Bank (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 14, 2008 and incorporated herein by reference).

10.3	First Amendment to Credit Agreement by and between TRX, Inc. and Atlantic Capital Bank, effective December 3, 2008 (filed as Exhibit 10.3 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).

10.4	Second Amendment to Credit Agreement by and between TRX, Inc. and Atlantic Capital Bank, effective October 19, 2009 (filed as Exhibit 10.4 to our Annual Report on Form 10-K, filed on March 9, 2010 and incorporated herein by reference).

10.5	Third Amendment to Credit Agreement by and between TRX, Inc. and Atlantic Capital Bank, effective November 5, 2010 (filed as Exhibit 10.5 to our Annual Report on Form 10-K, filed on March 1, 2011 and incorporated herein by reference).

10.6	Agreement to Modify Credit Agreement, Security Agreement and Application and Reimbursement Agreement for Irrevocable Standby Letter of Credit by and between TRX, Inc. and Atlantic Capital Bank effective June 9, 2011 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 11, 2011 and incorporated herein by reference).

10.7	Promissory Note made by TRX, Inc. in favor of Hi-Mark, LLC, dated January 11, 2007 (filed as Exhibit 10.4 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.8	First Amendment to the Promissory Note made by TRX, Inc. in favor of Hi-Mark, LLC, dated as of November 7, 2008 (filed as Exhibit 10.5 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).

10.9	Services Agreement, dated December 23, 2002, by and between American Airlines, Inc. and TRX Fulfillment Services, LLC (filed as Exhibit 10.17 to Amendment No.1 to our Registration Statement on Form S-1, filed on June 17, 2005 and incorporated herein by reference).*

10.10	Amendment #1 to Services Agreement between TRX Fulfillment Services, LLC and American Airlines, Inc., dated February 1, 2006 (filed as Exhibit 10.8 to our Annual Report on Form 10-K, filed on March 11, 2008 and incorporated herein by reference).*

Exhibit No.	Description
10.11	Amendment II to Services Agreement between TRX Fulfillment Services, LLC and American Airlines, Inc., effective July 1, 2008 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 14, 2008 and incorporated herein by reference).*

10.12	Amendment #3 to Services Agreement between TRX Fulfillment Services, LLC and American Airlines, Inc., effective June 29, 2011 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on August 11, 2011 and incorporated herein by reference).

10.13	Amendment #4 to Services Agreement between TRX Fulfillment Services, LLC and American Airlines, Inc., effective September 1, 2011 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on November 11, 2011 and incorporated herein by reference).*

10.14	Amendment #5 to Services Agreement between TRX Fulfillment Services, LLC and American Airlines, Inc., effective September 28, 2011 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed on November 11, 2011 and incorporated herein by reference).*

10.15	Amended and Restated Master Service Agreement for Application Service Provider including Statements of Work #1-#3 and #6 between TRX, Inc and American Express Travel Related Services Company, Inc., entered into as of December 3, 2009 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 13, 2010 and incorporated herein by reference).*

10.16	Amendment to Statement of Work #3 to Amended and Restated Master Service Agreement for Application Service Provider between TRX, Inc. and American Express Travel Related Services Company, Inc., dated November 29, 2010 (filed as Exhibit 10.13 to our Annual Report on Form 10-K, filed on March 1, 2011 and incorporated herein by reference).

10.17	Statement of Work #4 to Amended and Restated Master Service Agreement for Application Service Provider between TRX, Inc. and American Express Travel Related Services Company, Inc., effective December 1, 2010 (filed as Exhibit 10.14 to our Annual Report on Form 10-K, filed on March 1, 2011 and incorporated herein by reference).*

10.18	Statement of Work #5 to Amended and Restated Master Service Agreement for Application Service Provider between TRX, Inc. and American Express Travel Related Services Company, Inc., effective August 1, 2010 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed on November 15, 2010 and incorporated herein by reference).*

10.19	Statement of Work #7 to the Amended and Restated Master Service Agreement for Application Service Provider between TRX, Inc. and American Express Travel Related Services Company, Inc., effective February 18, 2011 (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed on May 16, 2011 and incorporated herein by reference).*

10.20	Amended and Restated Statement of Work #7 to the Amended and Restated Master Service Agreement for Application Service Provider between TRX, Inc. and American Express Travel Related Services Company, Inc., dated August 17, 2011 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 11, 2011 and incorporated herein by reference).*

10.21	Statement of Work #8 to the Amended and Restated Master Service Agreement for Application Service Provider between TRX, Inc. and American Express Travel Related Services Company, Inc., effective January 1, 2011 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 11, 2011 and incorporated herein by reference).*

10.22	Amended and Restated Agreement for the Provision of Services, dated December 1, 2005, by and between TRX, Inc. and American Express Travel Related Services Company, Inc. (filed as Exhibit 10.7 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference).*

Exhibit No.	Description
10.23	Amendment #1 to Amended and Restated Agreement for the Provision of Services between TRX, Inc. and American Express Travel Related Service Company, Inc., dated October 23, 2007 (filed as Exhibit 10.10 to our Annual Report on Form 10-K, filed on March 11, 2008 and incorporated herein by reference).*

10.24	Amendment #2 to Amended and Restated Agreement for the Provision of Services between TRX, Inc. and American Express Travel Related Services Company, Inc., effective January 1, 2008 (filed as Exhibit 10.11 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).*

10.25	Amendment #3 to Amended and Restated Agreement for the Provision of Services between TRX, Inc. and American Express Travel Related Services Company, Inc., effective October 1, 2008 (filed as Exhibit 10.12 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).*

10.26	Amendment #4 to Amended and Restated Agreement for Provision of Services between TRX, Inc. and American Express Travel Related Services Company, Inc., effective September 1, 2008 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).*

10.27	Master Services Agreement between Expedia, Inc. and TRX, Inc., dated January 1, 2007 (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).*

10.28	Amendment # 1 to Master Services Agreement between Expedia, Inc. and TRX, Inc., dated March 30, 2007 (filed as Exhibit 10.46 to our Quarterly Report on Form 10-Q, filed on May 10, 2007 and incorporated herein by reference).*

10.29	Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective March 3, 2009 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).*

10.30	Second Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective January 1, 2010 (filed as Exhibit 10.18 to our Annual Report on Form 10-K, filed on March 9, 2010 and incorporated herein by reference).*

10.31	Amendment to Second Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective June 1, 2010 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 13, 2010 and incorporated herein by reference).*

10.32	Amendment 2 to Second Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective July 30, 2010 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 12, 2010 and incorporated herein by reference).

10.33	Amendment 3 to Second Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective August 30, 2010 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on November 12, 2010 and incorporated herein by reference).

10.34	Amendment 4 to Second Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective September 30, 2010 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on November 12, 2010 and incorporated herein by reference).

10.35	Amendment 5 to Second Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective October 20, 2010 (filed as Exhibit 10.28 to our Annual Report on Form 10-K, filed on March 1, 2011 and incorporated herein by reference).

Exhibit No.	Description
10.36	Third Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective October 15, 2010 (filed as Exhibit 10.29 to our Annual Report on Form 10-K, filed on March 1, 2011 and incorporated herein by reference).*

10.37	Fourth Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective January 1, 2011 (filed as Exhibit 10.30 to our Annual Report on Form 10-K, filed on March 1, 2011 and incorporated herein by reference).*

10.38	Fifth Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., executed on December 29, 2011. †*

10.39	Amended and Restated Statement of Work for Contact Center Services pursuant to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective January 1, 2008 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 16, 2011 and incorporated herein by reference).*

10.40	Amendment #1 to the Amended and Restated Statement of Work for Contact Center Services pursuant to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective January 1, 2011 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on May 16, 2011 and incorporated herein by reference).*

10.41	Amendment #2 to the Amendment and Restated Statement of Work for Contact Center Services pursuant to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective March 1, 2011 (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed on November 11, 2011 and incorporated herein by reference).*

10.42	Data Services Contract between TRX, Inc. and the General Services Administration, executed on December 23, 2011. †*

10.43	CORREX Services Agreement between Hogg Robinson Plc and TRX Europe Ltd., dated April 1, 2006 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).*

10.44	Amendment to CORREX Services Agreement between Hogg Robinson Plc and TRX Europe Ltd., effective January 1, 2009 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).*

10.45	Second Amendment to CORREX Services Agreement between Hogg Robinson Plc and TRX Europe, Ltd., effective May 19, 2011 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 11, 2011 and incorporated herein by reference).*

10.46	Third Amendment to CORREX Services Agreement between Hogg Robinson Plc and TRX Europe, Ltd., effective November 28, 2011. †*

10.47	Amended and Restated Master Agreement dated January 1, 2006 by and between TRX Technology Services, L.P. and World Travel Partners I, LLC (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 4, 2006 and incorporated herein by reference).*

10.48	Amendment 3 to the Amended and Restated Master Agreement between TRX Technology Services, L.P. and BCD Travel USA LLC (formerly known as WorldTravel Partners I, LLC), effective as of January 1, 2009 (filed as Exhibit 10.1 to Amendment #1 to our Quarterly Report on Form 10-Q/A, filed on April 15, 2010 and incorporated herein by reference).*

10.49	Software and Services Agreement between TRX, Inc. and BCD Travel USA LLC, effective as of January 1, 2009 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on November 12, 2010 and incorporated herein by reference).*

Exhibit No.	Description
10.50	RESX Distributor Agreement between TRX Technology Services, L.P. and BCD Travel USA LLC, effective as of January 1, 2009 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on May 16, 2011 and incorporated herein by reference).*

10.51	Amendment #1 to the RESX Distributor Agreement between TRX Technology Services, L.P. and BCD Travel USA LLC, effective as of January 1, 2011 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed on May 16, 2011 and incorporated herein by reference).*

10.52	Amendment #2 to the RESX Distributor Agreement between TRX Technology Services, L.P. and BCD Travel USA LLC, effective as of July 1, 2011 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on November 11, 2011 and incorporated herein by reference).*

10.53	Referral Source Agreement between TRX, Inc. and Park N Fly, Inc., dated September 6, 2011 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on November 11, 2011 and incorporated herein by reference).*

10.54	Employment Contract between Norwood H. Davis, III and TRX, Inc., dated December 31, 2004 (filed as Exhibit 10.24 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.55	First Amendment to Employment Contract between Norwood H. Davis, III and TRX, Inc., dated August 26, 2005 (filed as Exhibit 10.65 to Amendment No. 8 to our Registration Statement on Form S-1, filed on September 9, 2005 and incorporated herein by reference).

10.56	Second Amendment to Employment Contract between Norwood H. Davis, III and TRX, Inc., dated June 30, 2006 (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 30, 2006 and incorporated herein by reference).

10.57	Third Amendment to Employment Contract between Norwood H. Davis, III and TRX, Inc., dated April 5, 2007 (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed April 5, 2007 and incorporated herein by reference).

10.58	Fourth Amendment to Employment Contract between Norwood H. Davis, III and TRX, Inc., dated January 10, 2008 (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed January 11, 2008 and incorporated herein by reference).

10.59	Fifth Amendment to Employment Contract between Norwood H. Davis, III and TRX, Inc., dated December 10, 2008 (filed as Exhibit 10.26 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).

10.60	Employment Contract between H. Shane Hammond and TRX, Inc., dated December 10, 2008 (filed as Exhibit 10.32 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).

10.61	First Amendment to Employment Contract between H. Shane Hammond and TRX, Inc., effective as of December 6, 2010 (filed as Exhibit 10.43 to our Annual Report on Form 10-K, filed on March 1, 2011 and incorporated herein by reference).

10.62	Employment Contract between David Cathcart and TRX, Inc., dated July 1, 2005 (filed as Exhibit 10.27 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.63	First Amendment to Employment Contract between David Cathcart and TRX, Inc., dated November 15, 2006 (filed as Exhibit 10.28 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.64	Employment Contract between Kevin Austin and TRX, Inc, dated December 7, 2006 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).

Exhibit No.	Description
10.65	First Amendment to Employment Contract between Kevin Austin and TRX, Inc., dated December 31, 2008 (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).

10.66	Second Amendment to Employment Contract between Kevin Austin and TRX, Inc., dated January 1, 2010 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 13, 2010 and incorporated herein by reference).

10.67	Office Lease, dated June 25, 2008, by and between TRX, Inc. and NNN Park Central, LLC et. al. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 14, 2008 and incorporated herein by reference).

10.68	Lease Deed, dated September 29, 2010, by and between TRX Technologies India Private Limited and Mr. Azeez Mohammed, M/s Kay Arr & Company, et. al. (filed as Exhibit 10.50 to our Annual Report on Form 10-K, filed on March 1, 2011 and incorporated herein by reference).*

10.69	TRX, Inc. Omnibus Incentive Plan (filed as Exhibit 10.32 to our Annual Report on Form 10-K, filed February 22, 2006 and incorporated herein by reference).

10.70	TRX, Inc. Employee Stock Purchase Plan. (filed as Exhibit 10.59 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference).

10.71	TRX, Inc. Executive Annual Incentive Plan (filed as Exhibit 10.37 to our Annual Report on Form 10-K, filed February 22, 2006 and incorporated herein by reference).

10.72	Asset Purchase Agreement by and among TRX, Inc., Hi-Mark, LLC, Hi-Mark Travel Systems, Inc., Integrated Profitmark Corporation, LLC and the Owner Entity Shareholders, dated December 7, 2006 (filed as Exhibit 10.44 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).*

10.73	First Amendment to Asset Purchase Agreement, by and among TRX, Inc., Hi-Mark, LLC, Hi-Mark Travel Systems, Inc., Integrated Profitmark Corporation, LLC and the Owner Entity Shareholders, dated January 11, 2010 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q/A, filed August 6, 2010 and incorporated herein by reference).*

10.74	Asset Purchase Agreement by and among Travel Analytics, Inc., Scott Gillespie, Kristina O. Gillespie and TRX, Inc., dated August 2, 2006 (filed as Exhibit 10.45 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).*

10.75	Asset Purchase Agreement by and among TRX, Inc., TRX Technology Services, L.P., and nuTravel Technology Solutions, LLC, effective October 31, 2011. †*

21.1	Subsidiaries of the Registrant.†

23.1	Consent of Deloitte & Touche LLP.†

24.1	Power of Attorney (included with signature page hereto).

31.1	Certification of H. Shane Hammond, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of David Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Section 906 Principal Executive Officer and Principal Financial Officer Certification.‡

Exhibit No.	Description
101	The following financial information from TRX, Inc’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, (iii) Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. †

†	Filed herewith.
‡	Furnished herewith.
*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.