Form 10-K/A
period 2011-12-31
TRX INC/GA
filed 2012-03-30
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Common Stock, $.01 par value per share

(Title of Class)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

TRX, INC.

2011 FORM 10-K/A

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) on March 6, 2012, pursuant to which we incorporated by reference into Part III thereof portions of our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders to be subsequently filed with the Securities and Exchange Commission (the “Proxy Statement”). We hereby amend the Form 10-K to include such Part III information in this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”), rather than incorporating it into the Form 10-K by reference to the Proxy Statement. Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below.

Also included in this Form 10-K/A are (a) the signature page, (b) the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 906 of the Sarbanes-Oxley Act of 2002, each of which have been re-executed and re-filed as of the date of this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1, respectively, and (c) the exhibit index set forth in Part IV, Item 15(b) of the Form 10-K, which has been amended and restated in its entirety as set forth below to include the additional certifications.

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

References in this Form 10-K/A to “we,” “us,” “our” and “TRX” refer to TRX, Inc.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information regarding our executive officers and directors as of March 1, 2012:

Name	Age	Position
Norwood H. (“Trip”) Davis, III	44	Co-Founder and Chairman of the Board
H. Shane Hammond	47	President and Chief Executive Officer
David D. Cathcart	40	Chief Financial Officer, Treasurer, and Secretary
Mark R. Bell (1)(2)	66	Director
William A. Clement, Jr. (1)(2)	69	Director
John F. Davis, III (1)(2)	59	Director
Johan G. (“Joop”) Drechsel (2)	57	Director
John A. Fentener van Vlissingen	72	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation, Corporate Governance, and Nominating Committee.

Norwood H. (“Trip”) Davis, III has served as our Co-Founder and Chairman of the Board of Directors since December 2008 and as a director since January 2000. Mr. Davis has served as the President of the Darden School Foundation and Senior Associate Dean of the Darden School of Business at the University of Virginia since February 2011. Previously, Mr. Davis served as our first President and Chief Executive Officer from December 1999 to December 2008. From February 1998 until November 1999, Mr. Davis was the Senior Vice President and General Manager of the Travel Industry Practice Group at iXL, Inc., and was the CEO and co-founder of Green Room Productions, LLC, a San Francisco-based leader in Web development and technology integration for the travel industry, from July 1995 until it was acquired by iXL, Inc. in February 1998. Prior to founding Green Room, Mr. Davis worked for Landmark Communications in new ventures. Mr. Davis earned a BA from Dartmouth College and an MBA from the Darden School at the University of Virginia. In nominating Mr. Davis for election as a director, our Board focused on his past experience in the travel and technology industries and the knowledge of the Company that he has gained and shared from serving as the Company’s Chief Executive Officer through 2008 and serving as a director since 2000 as important attributes for continuing to serve as one of our directors.

H. Shane Hammond joined TRX in October 2002, was promoted to Vice President, Client Services in December 2003, and later promoted to Executive Vice President, Sales & Client Services – North America in April 2005. Mr. Hammond became Executive Vice President of TRX and President, RESX Technologies in January 2007, where he had primary responsibility for the RESX Technologies business. In December 2008, Mr. Hammond was promoted to President and Chief Executive Officer. Immediately prior to joining TRX, Mr. Hammond spent nine years with Carlson Wagonlit XTS, serving as President and Partner for the last six of those years managing all operational, marketing, and personnel activities with an emphasis on new business development and strategic planning. Mr. Hammond earned his BBA and MBA from Texas Tech University.

David D. Cathcart joined TRX in September 2004 as Controller and was promoted to Vice President, Finance in July 2005. In November 2006, Mr. Cathcart was further promoted to Chief Financial Officer and Treasurer, and he has served as our Secretary since March 2007. Prior to joining TRX, Mr. Cathcart served as a division controller for General Electric. Mr. Cathcart earned a BS from the University of Notre Dame and an MBA from the University of Central Florida and is a Certified Public Accountant.

Mark R. Bell joined the Board of Directors of TRX in November 2007. Mr. Bell retired from PricewaterhouseCoopers, LLP in 2005 where he served as Senior Partner. Prior to joining PricewaterhouseCoopers, LLP in 2002, Mr. Bell led the Southeastern Utility and Telecommunications practice at Arthur Andersen LLP. Mr. Bell has over 36 years of experience in the energy, utility and telecom industries. Mr. Bell is a member of the Board of Directors of Reliability First Corporation and its Audit Committee Chairman. Mr. Bell is also a member of the Board of Directors of Carmike Cinemas, Inc. and its Audit Committee. Mr. Bell earned a BS in Accounting from St. Louis University and is a retired Certified Public Accountant. In nominating Mr. Bell for election as a director, our Board focused on his past experience in the technology and financial services industries, his expertise in matters of corporate governance, his value as an audit committee financial expert and an independent director of the Compensation, Corporate Governance, and Nominating Committee, and the knowledge of the Company that he has gained and shared from serving as a director since 2007 as important attributes for continuing to serve as one of our directors.

William A. Clement, Jr. joined the Board of Directors of TRX in May 2008. Mr. Clement is the former President & CEO of Atlanta Life Financial Group, Inc., a privately-held financial services company, where he served as President & CEO from May 2008 to March 2011. Prior to joining Atlanta Life, Mr. Clement served as the Chairman & CEO of DOBBS, RAM & Company, a systems integration company, for approximately 30 years. Mr. Clement is the former Vice President and Senior Loan Officer of Citizens Trust Bank in Atlanta, and he served as the Associate Administrator of the U.S. Small Business Administration in Washington, D.C. during the Carter Administration. Mr. Clement is a former member of the Board of Directors of Radiant Systems, Inc., Atlanta Life Financial Group, Inc., and DOBBS, RAM & Company. Mr. Clement received his BA from Morehouse College and his MBA from the Wharton Business School at the University of Pennsylvania. In nominating Mr. Clement for election as a director, our Board focused on his past experience in the technology and financial services industries, his expertise in matters of corporate governance, his value as an audit committee financial expert and an independent director of the Compensation, Corporate Governance, and Nominating Committee, and the knowledge of the Company that he has gained and shared from serving as a director since 2008 as important attributes for continuing to serve as one of our directors.

John F. Davis, III has served as a director since January 2000. Mr. Davis has served as CEO of Hotel JV Services, LLC (dba Roomkey.com) since January 2011. Prior to joining Hotel JV Services, LLC, Mr. Davis served as CEO of BirchStreet Systems from November 2008 to January 2011. He served as Chairman and Chief Executive Officer of Dallas-based Pegasus Solutions, Inc. from 1989 to 2008. In 1982, Mr. Davis co-founded the toll-free floral company, 800-FLOWERS. In 1986, Mr. Davis founded a telemarketing company, ATC Communications. Mr. Davis is on the Board of Trustees of Texas Christian University in Fort Worth, Texas, and Mr. Davis also serves on the Board of Directors of BirchStreet Systems. Mr. Davis holds a BBA from Texas Christian University. In nominating Mr. Davis for election as a director, our Board focused on his past experience in the technology and travel industries, his expertise in matters of corporate governance, his value as an independent director of the Audit and Compensation, Corporate Governance, and Nominating Committees, and the knowledge of the Company that he has gained and shared from serving as a director since 2000 as important attributes for continuing to serve as one of our directors.

Johan G. (“Joop”) Drechsel has served as a director since October 2002. He joined BCD Holdings N.V. (“BCD Holdings”) in 2001, and has served as its Chief Executive Officer since 2003. Since September 2007, Mr. Drechsel has also served as the Chief Executive Officer of BCD Travel B.V., parent company of BCD Travel USA LLC, formerly known as WorldTravel Partners I, LLC (“BCD Travel”). Prior to joining BCD Holdings in 2001, Mr. Drechsel served for three years as a member of the KPN (Royal Dutch Telecom) executive board, responsible for mobile telephony, Internet, strategy, mergers and acquisitions and corporate client relations. He began his international business career with Royal Dutch/Shell, working for 15 years in various management positions. Mr. Drechsel is on the Board of Directors of The Telegraaf Media Group, Fleura Metz B.V., and Eneco Holding N.V. Mr. Drechsel was born in the Netherlands, studied Economics in Rotterdam and furthered his education at Michigan State University. In nominating Mr. Drechsel for election as a director, our Board focused on his past experience in the travel and technology industries, his vision and expertise in the matters of corporate strategy, his value as a representative of the majority shareholder as a member of the Compensation, Corporate Governance, and Nominating Committee, and the knowledge of the Company that he has gained and shared from serving as a director since 2002 as important attributes for continuing to serve as one of our directors.

John A. Fentener van Vlissingen has served as a director from January 2000 to October 2002 and since April 2005. He founded BCD Holdings, which focuses on the travel industry and niche markets in financial services, in 1975 and served as its Chief Executive Officer until 2003. He is Chairman of the Supervisory Board of Directors of BCD Holdings. He is a co-founder and Advisory Board Member of Noro-Moseley Partners, a U.S. venture capital firm headquartered in Atlanta. Mr. van Vlissingen also serves on numerous other boards of directors internationally and is a trustee of the Atlanta Historical Foundation. Prior to founding BCD Holdings, he was a partner with Pierson, Heldring & Pierson, a private banking firm headquartered in the Netherlands. In nominating Mr. van Vlissingen for election as a director, our Board focused on his vested interest in the Company as its largest shareholder, his past experience in the travel and technology industries, his vision and expertise in the matters of corporate strategy, and the knowledge of the Company that he has gained and shared from serving as a director since 2000 as important attributes for continuing to serve as one of our directors.

CORPORATE GOVERNANCE

Board Leadership Structure and Role in Risk Oversight

Mr. Norwood H. (“Trip”) Davis, III serves as our Chairman of the Board of Directors and convenes and chairs regular sessions of the directors. As our former President and CEO, Mr. Davis serves as liaison between the independent directors and our directors representing our majority shareholder. Additionally, two of our independent directors serve as the Chairmen of our committees as further described below. We believe that our leadership structure allows the Board to have better control of the direction of management while still retaining independent oversight.

The Board’s role in our risk oversight process includes receiving frequent, regular reports from members of management on areas of material risk to the Company, including operational, financial, legal and regulatory, and strategic risks. The full Board, or the appropriate committee receives these updates from management to enable it to understand our risk identification, risk management and risk mitigation strategies. When a committee receives the information, the chairman of the relevant committee or his designee reports on the discussion to the full Board during the next Board meeting, thereby enabling the Board and its committees to coordinate the risk oversight role and manage the risk interrelationships for the Company.

Board Meetings and Committee Meetings; Annual Meeting Attendance

During the year ended December 31, 2011, the Board of Directors held six meetings. The Board has established two committees: an Audit Committee and a Compensation, Corporate Governance, and Nominating Committee. During the year ended December 31, 2011, the Audit Committee held four meetings, and the Compensation, Corporate Governance, and Nominating Committee held five meetings. Each director attended at least 80% of the aggregate meetings of the Board of Directors and any committee on which he served.

All members of the Board of Directors are encouraged, but not required, to attend the Annual Meeting. None of the directors attended our 2011 Annual Meeting of Shareholders held on May 25, 2011.

Board Committees

Audit Committee

The Audit Committee, which consists of Messrs. Bell (Chairman), Clement, and J. Davis, is responsible for reviewing the financial reports we provide to the Securities and Exchange Commission (the “SEC”), reviewing our internal financial and accounting controls, discussing the adequacy of our internal controls and procedures with management and the auditors, and appointing and overseeing the performance and results and costs of the audits and other services provided by our independent registered public accounting firm. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Messrs. Bell, Clement, and J. Davis are independent directors as defined by Nasdaq listing standards and SEC regulations. The Board of Directors has determined that Messrs. Bell and Clement are “audit committee financial experts.” A copy of the Audit Committee charter is available on our website at www.trx.com.

Compensation, Corporate Governance, and Nominating Committee

The Compensation, Corporate Governance, and Nominating Committee, which consists of Messrs. J. Davis (Chairman), Bell, Clement, and Drechsel, establishes our overall employee compensation policies and recommends to the Board of Directors major compensation programs, reviews and approves the compensation and benefits for our executive officers and directors, administers our employee benefit, pension and equity incentive programs, recommends to our Board qualified candidates for election to the Board of Directors, evaluates and reviews the performance of existing directors, makes recommendations to the Board of Directors regarding governance matters and develops and recommends to our Board of Directors governance and nominating guidelines and principles. Messrs. Bell, Clement, and J. Davis are independent under the Nasdaq listing standards. The Board of Directors has determined that the service of Mr. Drechsel, who is Chief Executive Officer of BCD Holdings N.V., an indirect parent of BCD Technology, S.A. (our majority shareholder) and BCD Travel B.V., parent company of BCD Travel USA, LLC (formerly known as WorldTravel Partners I, LLC), on the Compensation, Corporate Governance, and Nominating Committee is required by the best interests of TRX and its shareholders, given his experience and knowledge of TRX. A copy of the Compensation, Corporate Governance, and Nominating Committee charter and our corporate governance guidelines are available on our website at www.trx.com.

Compensation Committee Process

Under its current charter, our Compensation, Corporate Governance, and Nominating Committee has responsibility to make recommendations to the Board of Directors for the compensation of our Chief Executive Officer, and the Board of Directors has final review and authority with regard to the compensation of our Chief Executive Officer. With regard to the other executive officers, the Committee has responsibility to review and approve base salaries, to establish goals and objectives relevant to the compensation of the executive officers, to evaluate their performance in light of those goals and objectives, and to make compensation determinations for executive officers based on its evaluation. In setting compensation, the Committee also considers the risks to our shareholders, and the Company as a whole, arising out of the Company’s compensation programs. The Committee determined that the Company’s compensation policies were not reasonably likely to have a material adverse effect on the Company. The Committee also has responsibility to make recommendations to the Board regarding compensation paid to our nonemployee directors. In addition, the Committee is charged with advising the Board of Directors on compensation trends for executives and directors. The charter provides that the Committee will meet at least two times each year, but the Committee actually meets as frequently as needed.

Because Internal Revenue Code Section 162(m) and SEC Rule 16b-3 require that certain compensation decisions and actions be made by a committee consisting solely of independent members of the Board of Directors, and each of those requirements provide for different definitions of independence, the Committee has appointed a subcommittee of Messrs. Bell, Clement, and J. Davis, each of whom meets both of those definitions of independence, to make the appropriate compensation decisions and take the actions necessary to preserve certain tax deductions for TRX and securities exemptions for our executive officers and directors. To that end, Messrs. Bell, Clement, and J. Davis are also appointed as the Omnibus Plan Committee to make grants under the TRX, Inc. Omnibus Incentive Plan.

From time to time, the Committee engages an independent compensation consulting firm for assistance in evaluating the total compensation package offered to TRX executives against those of companies of comparable size and complexity, and, particularly, companies within our industry. The Committee did not engage a consulting firm for this purpose in 2011. In addition, the Committee often seeks input and recommendations from the Co-Founder and Chairman regarding compensation for other executive officers.

Consideration of Director Nominees

The Board of Directors has adopted, and the Compensation, Corporate Governance, and Nominating Committee has ratified the Policy Regarding Qualification and Nomination of Director Candidates, which establishes the specific minimum qualifications that must be met for recommendation for a position on the Board of Directors. Qualified candidates for director are those who, in the judgment of the Compensation, Corporate Governance, and Nominating Committee, possess all of the personal attributes and a sufficient mix of the experience attributes described below to assure effective service on the Board of Directors. Personal attributes of a director candidate considered by the Compensation, Corporate Governance, and Nominating Committee include: leadership, ethical nature, contributing nature, independence, interpersonal skills, and effectiveness. Experience attributes of a director candidate considered by the Compensation, Corporate Governance, and Nominating Committee include: financial acumen, general business experience, industry knowledge, diversity of viewpoints, and special business experience and expertise.

The Committee utilizes a variety of methods for identifying and evaluating nominees for director. The Committee periodically assesses the appropriate size of the Board of Directors and whether any vacancies on the Board of Directors are expected. In the event that vacancies are anticipated or otherwise arise, the Committee seeks to identify director candidates based on input provided by a number of sources, including (i) committee members, (ii) our other directors, (iii) our management, and (iv) our shareholders. The Committee also has the authority to consult with or retain advisors or search firms to assist in the identification of qualified director candidates.

Once director candidates have been identified, the Committee will then evaluate each candidate in light of his or her qualifications and credentials, and any additional factors that the Committee deems necessary or appropriate, including those set forth above. While there is no firm requirement of minimum qualifications or skills that a director candidate must possess, the Committee seeks candidates with a diversity of background and experience as it deems appropriate given the then current needs of the Board and will evaluate director candidates based on a number of factors, including their independence, business judgment, leadership ability, experience in developing and analyzing business strategies, experience in the technology and travel industries, strategic vision and financial literacy, and, for incumbent directors, their past performance. All members of the Board may interview the final candidates. The same identifying and evaluating procedures apply to all candidates for director nomination, including candidates submitted by shareholders. If qualified, the Committee will seek full Board of Directors approval of the nomination of the candidate or the election of such candidate to fill a vacancy on the Board of Directors.

Any candidates submitted by shareholders would be evaluated in the same manner as candidates recommended from other sources, provided that the procedures set forth below have been followed.

To recommend a nominee, a shareholder must submit the following information to the Committee:

•	the nominee’s name, age, business address and residence address;

•	the nominee’s principal occupation or employment;

•	the shareholder’s name and address;

•	the number of shares of our common stock beneficially owned by the shareholder;

•	the date that the shareholder acquired such shares;

•	documentary support for the shareholder’s claim of beneficial ownership of such shares; and

•	any other information that would be required to be disclosed in the proxy statement pursuant to Regulation 14A under the Exchange Act.

This information must be received by our Secretary at our principal executive offices no less than 90 calendar days prior to the first anniversary of the date that our proxy statement was released to our shareholders in connection with the preceding year’s Annual Meeting of Shareholders. For the proxy materials relating to the 2013 Annual Meeting, this date would be December 30, 2012. All notices should be sent to: Secretary, TRX, Inc., 2970 Clairmont Road NE, Suite 300, Atlanta, Georgia 30329. The Compensation, Corporate Governance, and Nominating Committee may request other information from the nominee or shareholder to evaluate the nominee or comply with Regulation 14A or other applicable rules and regulations, including any applicable listing requirements, which information must be provided within the timeframe provided by the Committee for the nominee to be considered.

Shareholder Communication with the Board of Directors

Shareholders may communicate with the Board by writing to the attention of the Board of Directors c/o Secretary, TRX, Inc., 2970 Clairmont Road NE, Suite 300, Atlanta, Georgia 30329.

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

The following table summarizes the compensation earned during the years ended December 31, 2011 and 2010, by those individuals who served as our Chief Executive Officer during any part of 2011 and our remaining executive officer whose total compensation exceeded $100,000 during 2011. The individuals listed in the table below are referred to as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)	Stock Awards ($)	Option Awards ($) (2)		Non-Equity Incentive Plan Compen- sation ($) (3)		Nonquali- fied Deferred Compensation Earnings ($)	All Other Compen- sation ($)			Total ($)
H. Shane Hammond President, Chief Executive Officer	2011 2010	$ $	312,000 312,000	$78,000 —	— —		— —	$ $	35,299 134,732	— —	$ $	20,250 19,500	(4) (5)	$ $	445,549 466,232
David D. Cathcart Chief Financial Officer	2011 2010	$ $	264,000 264,000	$66,000 —	— —	$	— 22,087	$ $	29,868 114,004	— —	$ $	20,250 20,250	(6) (7)	$ $	380,118 420,341

(1)	The amounts shown in this column represent cash incentive awards earned as a discretionary bonus, as discussed in more detail under “Discretionary Bonus” below.

(2)	The amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for awards made under our Omnibus Incentive Plan. Assumptions used in the calculation of these amounts are included in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
(3)	The amounts shown in this column represent cash incentive awards earned under our Executive Annual Incentive Plan, as discussed in more detail under “Executive Annual Incentive Plan” below.
(4)	The amount reflects $12,000 for an automobile allowance and $8,250 in 401(k) Plan matching contributions by us based on deferrals made by the individual in the 401(k) Plan in 2011.
(5)	The amount reflects $12,000 for an automobile allowance and $7,500 in 401(k) Plan matching contributions by us based on deferrals made by the individual in the 401(k) Plan in 2010.
(6)	The amount reflects $12,000 for an automobile allowance and $8,250 in 401(k) Plan matching contributions by us based on deferrals made by the individual in the 401(k) Plan in 2011.
(7)	The amount reflects $12,000 for an automobile allowance and $8,250 in 401(k) Plan matching contributions by us based on deferrals made by the individual in the 401(k) Plan in 2010.

Employment Contracts

President and Chief Executive Officer

Mr. H. Shane Hammond, our President and Chief Executive Officer, serves pursuant to the terms of an employment contract effective December 11, 2008, as amended on December 6, 2010. The term of the amended contract extends until December 31, 2013 and provides for an annual base salary of $325,000. Consistent with other actions taken by TRX, effective March 7, 2009, Mr. Hammond voluntarily reduced his current base salary by 4% to $312,000. Mr. Hammond is eligible to be designated for participation in the TRX, Inc. Executive Annual Incentive Plan and is also eligible for a discretionary bonus of up to 100% of his base salary. The employment contract also provides that Mr. Hammond is entitled to receive thirty-three days of paid time off per calendar year, medical and other insurance benefits, an automobile allowance of $1,000 per month, and potential relocation benefits if, and when, the Board of Directors determines that relocation to Atlanta, Georgia is necessary for Mr. Hammond.

Mr. Hammond’s employment contract provides for certain benefits upon termination of his employment for various reasons, as described below under “Potential Payments Upon Termination or Change of Control.”

Chief Financial Officer

Mr. David D. Cathcart, our Chief Financial Officer, Treasurer, and Secretary, serves pursuant to the terms of an employment contract dated July 1, 2005, as amended on November 15, 2006 and December 31, 2008. The term of the amended contract extends through July 1, 2014 and provides for an annual base salary of $275,000. Consistent with other actions taken by TRX, effective March 7, 2009, Mr. Cathcart voluntarily reduced his current base salary by 4% to $264,000. The amended contract automatically renews for successive two-year terms, unless either party provides twelve months’ notice to the other party. Mr. Cathcart is eligible for a discretionary annual bonus of up to 50% of his base salary. The employment contract provides that Mr. Cathcart is entitled to receive four weeks of paid vacation per year, medical and other insurance benefits, and an automobile allowance in the amount of $1,000 per month.

Mr. Cathcart’s employment contract provides for certain benefits upon termination of his employment for various reasons, as described below under “Potential Payments Upon Termination or Change of Control.”

Perquisites and Other Compensation

TRX provides employee benefit plans, policies and arrangements in which all employees participate, including the named executive officers. These benefits include various insurance plans, such as group medical and life insurance plans. In addition, we provide a tax-qualified 401(k) retirement plan in which all employees may save for retirement on a pre-tax basis, and we provide a discretionary matching contribution to encourage that savings. Most of the benefits that we provide in these broad-based plans are not required to be disclosed in the Summary Compensation Table because we provide them to all employees on the same basis, except that any matching contributions paid to our named executive officers under the 401(k) Plan would be reflected in the “All Other Compensation” column of the Summary Compensation Table.

In addition to the various benefits provided to all employees, TRX provides each of our executive officers with a monthly automobile allowance. The executives are responsible for acquiring, maintaining, and insuring their own automobiles, and our allowance is intended to assist them with covering transportation costs associated with their jobs.

The perquisites and other benefits that we provided to our named executive officers during 2011 are included in the “All Other Compensation” column of the Summary Compensation Table and identified in the footnotes to that table.

Omnibus Incentive Plan

TRX maintains the TRX, Inc. Omnibus Incentive Plan, referred to as the “Omnibus Plan”, which permits grants and awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards. To date, our awards under the Omnibus Plan have consisted solely of stock options. Our employees who are in good standing, non-employee directors, consultants, and advisors may receive awards under the Omnibus Plan. Each award is subject to an award agreement prepared by the committee that administers the Omnibus Plan reflecting the terms and conditions of the award. Currently, a subcommittee of our Compensation, Corporate Governance, and Nominating Committee administers the Omnibus Plan. Among other powers and duties, the subcommittee determines the eligible individuals to receive awards and establishes the terms and conditions of all awards. The subcommittee may delegate its authority under the Omnibus Plan, and has delegated to the Chief Executive Officer its authority to grant certain awards to non-officers.

An aggregate of 3,300,000 shares of our common stock is reserved for issuance during the term of the Omnibus Plan. Adjustments may be made to awards or to the number of shares available under the Omnibus Plan in the event of a stock split, stock dividend, reclassification or other recapitalization affecting our common stock.

Incentive stock options are options to purchase our common stock that receive tax benefits if they meet the requirements under Internal Revenue Code Section 422, and nonqualified stock options are options to purchase our common stock that do not meet those requirements. Unless the subcommittee determines otherwise for a nonqualified stock option, the exercise price of each option granted under the Omnibus Plan will be at least 100% of the fair market value of a share of our common stock on the date of grant. Fair market value is defined in the Omnibus Plan as the closing price of a share of our common stock on the business day immediately preceding the date of grant. The option price is payable in cash, by tendering shares of our common stock that have been held for at least six months, by broker-assisted cashless exercise, or by any other method permitted by the subcommittee. Unless the subcommittee specifies otherwise, options become exercisable with respect to 25% of the award on each of the first four anniversaries of the grant date. The subcommittee may specify other conditions, restrictions and contingencies in its discretion. Unless otherwise determined by the subcommittee, all options become immediately vested upon a participant’s death or disability, and upon a change of control. The maximum term of any option is ten years from the date of grant. Unless a shorter period is provided in the award agreement, following a termination of employment or service, exercisable options terminate immediately upon termination of employment for cause or voluntary termination by the option holder, and will remain exercisable (but not beyond the options’ expiration date) for one year, if the termination is due to death or disability; and 30 days (or three months, if after a change of control), if the termination is for any other reason. Options may be amended to extend the exercise period in unusual circumstances.

Discretionary Bonus

The Compensation, Corporate Governance, and Nominating Committee desired to reward our Chief Executive Officer and Chief Financial Officer with a discretionary cash bonus equal to 25% of their respective base salaries in recognition of their contribution to the Company in conjunction with the sale of our RESX technology business. Therefore, the Committee recommended to the Board such discretionary bonus, which was subsequently approved by the Board on February 29, 2012. Such amounts were paid in cash and are included in the Summary Compensation Table.

Executive Annual Incentive Plan

On February 14, 2006, the TRX, Inc. Executive Annual Incentive Plan, referred to as the “Executive Incentive Plan” was adopted, effective as of January 1, 2006, by the outside directors of the Compensation, Corporate Governance, and Nominating Committee of our Board of Directors. On April 20, 2006, our shareholders approved the Executive Incentive Plan. The purpose of the Executive Incentive Plan is to provide annual cash incentives and to attract and retain qualified executives. The outside directors (as that term is defined in Section 162(m) of the Internal Revenue Code) of the Committee make up the “committee” that administers the Executive Incentive Plan. Our Chief Executive Officer, Chief Financial Officer, and any executive vice president are eligible to participate in the Executive Incentive Plan if selected by the committee for the plan year. Within 90 days of the beginning of each plan year, the committee may determine the performance awards (which are intended to be performance-based awards under Section 162(m)) by establishing the target performance awards, generally as a percentage of base compensation, and the performance measures against which the target awards will be measured, which are generally related to the performance of TRX but may also be based on individual performance. As soon as possible after the end of each plan year, the committee will certify whether the performance measures were attained and will award performance awards, if any, subject to final Board approval of the awards recommended by the committee. Performance awards are paid as soon as possible after the committee’s certification. In the event of a change in control, if the performance measures have been attained, a participant will receive an immediate lump sum cash payment of the performance award based on the level of performance measures attained.

On December 9, 2009, the Executive Incentive Plan was adjusted to allow payments of performance awards with interest-bearing promissory notes issued by TRX as well as in cash. The form of payment is in the sole discretion of TRX, but if payment is made in the form of a promissory note, the note must be fully payable by December 31 of the year in which it is issued.

On March 30, 2011, the committee established corporate performance measures based on the Company’s free cash flow (defined as Adjusted EBITDA minus capital expenditures), total revenue growth, data intelligence revenue growth, as well as continued compliance with the financial covenants (as such covenants are defined in the Atlantic Capital Bank Credit Facility). Such performance goals were measured for fiscal year 2011. The Chief Executive Officer and Chief Financial Officer were each eligible for a performance award from 25% up to 100% of his respective base salary, depending on the actual performance measures attained by TRX for the fiscal year. However, if the minimum performance measures established by the committee were not met, then no performance awards would be paid under the Executive Incentive Plan for fiscal year 2011. Performance awards may never be increased above the maximum amount established by the committee. All awards recommended by the committee are subject to final Board approval.

TRX’s performance under the Executive Incentive Plan with respect to fiscal year 2011 was satisfied above the minimum level of performance measures and therefore resulted in a performance award for the Executive Incentive Plan participants. The Compensation, Corporate Governance, and Nominating Committee certified results of the 2011 performance measures, reviewed the payout calculation of the awards earned, and recommended to the Board the payout of the awards earned, which was subsequently approved by the Board on February 29, 2012. Such amounts were paid in cash and are included in the Summary Compensation Table.

Retirement Benefits

During 2011, Messrs. Hammond and Cathcart participated in the TRX, Inc. 401(k) Plan. Under this plan, our employees may contribute a portion of their compensation on a pre-tax basis, and if they make pre-tax contributions, then we can make a discretionary matching contribution to the plan on their behalf. For 2011, we made matching contributions to the 401(k) Plan for each of Messrs. Hammond and Cathcart in the amount of $8,250. These matching contribution amounts may be reduced due to our potential failure of the non-discrimination testing under the 401(k) Plan. Such matching contribution amounts are reflected in the “All Other Compensation” column of the Summary Compensation Table.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table sets forth information regarding all outstanding equity awards held by the named executive officers at December 31, 2011.

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($ )	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
H. Shane Hammond	75,000	(1)	25,000	(1)	—	$1.25	04/29/2018	—	—	—	—
	100,000	(2)	—		—	$0.51	12/11/2018	—	—	—	—
	200,000	(3)	—		—	$0.30	04/11/2019	—	—	—	—

David D. Cathcart	100,000		—		—	$6.41	11/15/2016	—	—	—	—
	75,000	(4)	25,000	(4)	—	$1.25	04/29/2018	—	—	—	—
	50,000	(5)	50,000	(5)	—	$0.92	10/19/2019	—	—	—	—
	12,500	(6)	37,500	(6)	—	$0.58	10/20/2020	—	—	—	—

(1)	The options become 25% exercisable on each of the first four anniversaries of the date of grant, April 29, 2008.
(2)	The options, granted December 11, 2008, became 100% exercisable on December 1, 2009.
(3)	The options, granted April 11, 2009, become 50% exercisable on December 1, 2010 and December 1, 2011.
(4)	The options become 25% exercisable on each of the first four anniversaries of the date of grant, April 29, 2008.
(5)	The options become 25% exercisable on each of the first four anniversaries of the date of grant, October 19, 2009.
(6)	The options become 25% exercisable on each of the first four anniversaries of the date of grant, October 20, 2010.

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

H. Shane Hammond

In addition to the benefits described above, Mr. Hammond is entitled to additional benefits under his employment contract upon termination of his employment. This agreement provides that if Mr. Hammond is terminated by TRX for good cause, if his employment terminates due to his death or disability, or if he voluntarily terminates, we will continue to pay him his base salary and provide benefits up to the date of his termination, but he is not entitled to any post-termination payments or benefits. If Mr. Hammond is terminated by us without good cause, we will provide (i) any earned but unpaid base salary accrued through the date of termination plus 12 months of base salary; and (ii) reimbursement for COBRA continued health insurance premiums for himself and his family for 12 months or until he has obtained comparable insurance from another employer.

Our employment contract with Mr. Hammond includes noncompete, nonsolicitation and confidentiality provisions that restrict him from competing against us in a certain manner, soliciting our clients or employees, or disclosing any of our confidential information for the period of up to two years following the termination of his employment.

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

Mr. Cathcart’s agreement provides that, within 90 days following a change of control of TRX (as defined in the Omnibus Plan), Mr. Cathcart may terminate his employment contract, provided he gives TRX at least 30 days’ notice of the date of his termination. If he terminates under this provision, we will pay his base salary and contracted benefits up to the effective date of the termination of his employment contract.

Our employment contract with Mr. Cathcart includes noncompete, nonsolicitation and confidentiality provisions that restrict him from competing against us in a certain manner, soliciting our clients or employees, or disclosing any of our confidential information for the period of up to two years following the termination of his employment.

NON-EMPLOYEE DIRECTOR COMPENSATION

We provide certain cash and equity-based compensation for the non-employee members of our Board of Directors. Any member of the Board who is also an employee of TRX, or a representative of the majority shareholder, does not receive any compensation for Board service. Our Compensation, Corporate Governance, and Nominating Committee reviews our director compensation each year and makes recommendations to the Board for the following service year. The table below and following narrative describe our current non-employee director compensation structure in 2011.

2011 Non-Employee Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Mark R. Bell	$60,000	—	$6,230	—	—	—	$66,230
William A. Clement, Jr.	50,000	—	6,230	—	—	—	56,230
John F. Davis, III	60,000	—	6,230	—	—	—	66,230
Norwood H. (“Trip”) Davis, III	120,000	—	6,230	—	—	—	126,230
Johan G. (“Joop”) Drechsel	—	—	6,230	—	—	—	6,230
John A. Fentener van Vlissingen	—	—	6,230	—	—	—	6,230

(1)	The aggregate number of option awards outstanding at December 31, 2011 for each of the directors was as follows:

Name	Options
Mark R. Bell	32,500
William A. Clement, Jr.	32,500
John F. Davis, III	32,500
Norwood H. (“Trip”) Davis, III	907,500
Johan G. (“Joop”) Drechsel	47,500
John A. Fentener van Vlissingen	20,000

(2)	This amount reflects the grant date fair value, determined in accordance with FASB ASC Topic 718, for awards made under our Omnibus Plan. Assumptions used in the calculation of this amount are included in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Non-employee independent directors receive a $50,000 annual retainer. Effective January 1, 2011, the Board designated a $120,000 annual retainer for the non-employee Chairman of the Board. The Chairmen of each of our Audit Committee and our Compensation, Corporate Governance, and Nominating Committee receive an additional $10,000 annual retainer. If the Chairman of either Committee changes during the year, the new Chairman will receive an additional $10,000 annual retainer upon acceptance of the appointment, prorated for the period in which he or she serves. Additionally, in the event the Compensation, Corporate Governance, and Nominating Committee and the Board of Directors approve a new Board member, the new Board member will receive an award of options to purchase 25,000 shares of our common stock upon acceptance of the appointment. We also reimburse our non-employee directors for expenses incurred in connection with attending Board and committee meetings.

Non-employee directors are eligible to participate in the Omnibus Plan at the discretion of the full Board of Directors. If grants are made to the directors, the options are granted at fair market value, as defined in the Omnibus Plan, and are subject to the normal terms and conditions of the Omnibus Plan.

On November 15, 2011, Messrs. Bell, Clement, J. Davis, N. Davis, Drechsel, and van Vlissingen were granted options to purchase 7,500 shares of our common stock at an exercise price of $1.15 per share, with the options vesting in increments of one quarter per year beginning on the first anniversary of the date of grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information provided to us by each of the following as of February 29, 2012 (unless otherwise indicated) regarding their beneficial ownership of our common stock:

•	each person who is known by us to beneficially own more than 5% of our common stock;

•	our Chief Executive Officer and each of the other individuals named in the Summary Compensation Table in this proxy statement;

•	each of our directors; and

•	all of our directors and executive officers as of February 29, 2012 as a group.

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

Shares of common stock subject to options currently exercisable or exercisable within 60 days after February 29, 2012 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address for each of the individuals listed in the table is c/o TRX, Inc., 2970 Clairmont Road NE, Suite 300, Atlanta, Georgia 30329.

	Common Stock Beneficially Owned
Beneficial Owner	Number of Shares		Percent of Class
BCD Technology, S.A. 65 Boulevard Grande – Duchesse Charlotte L1331 Luxembourg	9,356,212	(1)	50.5%

Norwood H. (“Trip”) Davis, III	1,833,787	(2)	9.4%
H. Shane Hammond	454,394	(3)	2.4%
David D. Cathcart	285,367	(4)	1.5%
Kevin G. Austin	2,710,254	(5)	14.64%
Mark R. Bell	18,750	(6)	*
William A. Clement, Jr.	18,750	(6)	*
John F. Davis, III	18,750	(6)	*
Johan G. (“Joop”) Drechsel	9,386,212	(7)	50.6%
John A. Fentener van Vlissingen	9,374,962	(8)	50.7%
All executive officers and directors as a group (8 persons)	12,034,760	(9)	59.7%

*	Less than one percent (1%) of outstanding shares.
(1)	BCD Technology, S.A. is an indirect wholly-owned subsidiary of BCD Holdings N.V., a Dutch transportation and financial services company, and the beneficial owner of 9,356,212 shares of common stock.
(2)	Includes 232,462 shares held by Davis Family Holdings, LLC, 472,067 shares held by Davis Family Holdings II, LLC, 900,000 shares issuable upon the exercise of options, and 2,058 shares obtained under our Employee Stock Purchase Plan while employed by TRX. Mr. Davis is the managing member of each of Davis Family Holdings, LLC and Davis Family Holdings II, LLC. Of the total shares held by Davis Family Holdings, LLC, 176,907 shares are pledged to Wells Fargo as security for a loan. All of the shares held by Davis Family Holdings II, LLC are pledged to Wells Fargo as security for a loan.
(3)	Includes 400,000 shares issuable upon the exercise of options and 43,194 shares held under our Employee Stock Purchase Plan.
(4)	Includes 262,500 shares issuable upon the exercise of options.
(5)	The amount shown and the following information is derived from the Schedule 13G filed by Kevin G. Austin, on July 9, 2010, reporting beneficial ownership as of July 1, 2010. According to the Schedule 13G, Mr. Austin is the beneficial owner of 2,810,254 shares, which included 100,000 shares issuable upon the exercise of options. On August 15, 2011, Mr. Austin forfeited such options. Mr. Austin is not an executive officer of TRX, as defined under Rule 3b-7 under the Exchange Act, but he is an employee and member of senior management.
(6)	Includes 18,750 shares issuable upon the exercise of options.
(7)	Includes 30,000 shares issuable upon the exercise of options and 9,356,212 shares held by BCD Technology, S.A., of which Mr. Drechsel exercises voting and dispositive control. Mr. Drechsel is the Chief Executive Officer of BCD Holdings N.V., the indirect parent of BCD Travel USA LLC (formerly known as WorldTravel Partners I, LLC) and BCD Technology, S.A. See footnote 1 above.
(8)	Includes 6,250 shares issuable upon the exercise of options, 12,500 shares issued to Mr. van Vlissingen in conjunction with an exercise of options in 2011, and 9,356,212 shares held by BCD Technology, S.A., of which Mr. van Vlissingen exercises voting and dispositive control. Mr. van Vlissingen is the Chairman and founder of BCD Holdings N.V. (the indirect parent of BCD Technology, S.A. and BCD Travel USA LLC, formerly known as WorldTravel Partners I, LLC). See footnote 1 above.
(9)	Includes 1,655,000 shares issuable upon the exercise of options.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2011 with respect to securities authorized for issuance under the TRX, Inc. Omnibus Incentive Plan, or its predecessor, each of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	2,434,500	$2.60	85,690
Equity compensation plans not approved by shareholders	—	—	—

Total	2,434,500	$2.60	85,690

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BCD Technology, S.A. and related entities.

Johan G. Drechsel, one of our directors, is Chief Executive Officer of BCD Holdings N.V., a Dutch transportation and financial services company that indirectly owns a majority of our common stock. John A. Fentener van Vlissingen, one of our directors, is Chairman of the Supervisory Board of BCD Holdings, N.V. and beneficial owner of a majority of the common stock of BCD Holdings N.V. BCD Technology, S.A., our majority shareholder, holds of record 50.5% of the voting power of our common stock. BCD Technology, S.A. is an indirect wholly-owned subsidiary of BCD Holdings N.V. and is the beneficial owner of 9,356,212 shares of common stock.

In May 2009, we entered into a three-year RESX Distributor Agreement, effective January 1, 2009 with BCD Travel USA LLC. This RESX Distributor Agreement was negotiated on an arm’s-length basis. Under the RESX Distributor Agreement, we provide an interactive, automated travel information and reservation service, including support and maintenance services related to these services. The RESX Distributor Agreement provides that BCD Travel pays us an annual access fee plus a per-transaction fee as compensation for the services. A certain portion of the estimated fees are prepaid on a monthly basis, with a monthly true-up against actual transaction fees. On January 20, 2011, we executed an amendment to the RESX Distributor Agreement, dated January 1, 2009. The Amendment, effective January 1, 2011, extends the term of the RESX Distributor Agreement to January 1, 2015 and updates certain pricing and other terms under the RESX Distributor Agreement. The RESX Distributor Agreement was assigned to nuTravel Technology Solutions, LLC (“nuTravel”) in conjunction with the Asset Purchase Agreement between TRX, Inc., TRX Technology Services, L.P., and nuTravel effective November 1, 2011.

Park ‘N Fly, Inc. (“Park ‘N Fly”) is owned by the parent of our majority shareholder, BCD Holdings N.V. TRX and Park ‘N Fly entered into an agreement, dated September 1, 2011, for referral services through TRX’s corporate travel self-booking tool. This referral services agreement has been assigned by us to nuTravel as part of the sale transaction with nuTravel described above.

In conjunction with the acquisition of certain assets of Hi-Mark, LLC in January 2007, we licensed our technology to perform enhanced data consolidation and reporting services for BCD Travel and to provide access to our software for BCD affiliates’ internal use. BCD Travel paid us access and reporting fees, and we provided maintenance and support related to the services.

On August 5, 2010, we entered into a Software and Service Agreement, effective January 1, 2009 with BCD Travel for the provision of TRAVELTRAX Services. This Software and Service Agreement was negotiated on an arm’s-length basis and superseded the Hi-Mark arrangement for purposes of the TRAVELTRAX services. Under the Software and Service Agreement, we license our technology to provide enhanced data consolidation and reporting services for BCD Travel and to provide access to our software for BCD affiliates’ internal use. BCD Travel paid us access and reporting fees, and we provided maintenance and support related to the services. On August 12, 2011, BCD Travel elected to extend the term of the Software and Service Agreement to December 31, 2012.

Airtrade International, Inc. (“Vayama”) is majority-owned by the parent of our majority shareholder, BCD Holdings N.V. The agreement between TRX Technologies India Pvt Ltd. and Vayama, dated February 15, 2009 and amended on February 17, 2010, was entered into between the parties for travel management services and was effective January 28, 2010 through November 19, 2010. Effective June 1, 2011 the existing reservation processing services agreement between TRX Technology and Vayama automatically renewed for one year to May 31, 2012.

During 2011, we received an aggregate of $1.04 million from BCD Holdings N.V. and its affiliates in connection with the arrangements discussed above.

Additionally, BCD Holdings N.V. is the guarantor to our credit agreement. We pay BCD Holdings an annual guarantee fee of 250-350 basis points, depending on borrowing levels under the Credit Agreement as more fully described in the Annual Report on Form 10-K for the year ended December 31, 2011.

Norwood H. (“Trip”) Davis, III

Mr. Norwood H. (“Trip”) Davis, III, our Co-Founder and Chairman of the Board, served in 2010 pursuant to the terms of an employment contract dated December 31, 2004, as amended on August 26, 2005, June 30, 2006, April 5, 2007, January 10, 2008, and December 10, 2008. The term of the contract expired on December 31, 2010. During the term of the employment contract, Mr. Davis was responsible for broad oversight and strategic planning for TRX, as well as mentoring the President and Chief Executive Officer. Since that time, Mr. Davis has continued his service on the Board of Directors of the Company as a non-employee Director and Chairman and will continue to participate in industry conferences or interviews and assist in presentations to the Company’s business partners or financial institutions as requested.

Hi-Mark Acquisition

In January 2007, we purchased substantially all of the assets and assumed certain liabilities of Hi-Mark, LLC, a Delaware limited liability company and Atlanta-based provider of data acquisition and business intelligence technologies. Hi-Mark was majority owned by Kevin Austin, our Executive Vice President of TRAVELTRAX. The total consideration for this acquisition was approximately $20.9 million, which consisted of 500,000 shares of our common stock (valued at $3.4 million), $10.4 million of cash on hand, a promissory note in favor of Hi-Mark in the amount of $7.0 million, and approximately $0.1 million of our transaction costs. During 2011, we made principal and interest payments under the note of $583,335 and $18,027, respectively. The note was paid in full on April 13, 2011.

On January 11, 2010, we amended the Hi-Mark Asset Purchase Agreement to, among other things, modify the earnout provisions for certain products in order to create hurdle revenue growth rates which must be achieved before earnout is payable, to increase the total earnout cap from $12 million to $15 million, and to extend the period of time under which earnout would be payable, to five years beginning January 1, 2010. As of December 31, 2011, we have not made or accrued earnout payments to Hi-Mark because such revenue targets have not been met.

Kevin Austin

Mr. Kevin Austin, our Executive Vice President of TRAVELTRAX, is employed by TRX pursuant to the terms of an employment contract dated December 7, 2006, as amended on December 31, 2008 and January 1, 2010.

Mr. Austin is responsible for operations and strategic planning for the TRAVELTRAX operations. The initial term of the amended employment contract extends to December 31, 2012 and provides for an annual base salary of $240,000. The amended employment contract automatically renews for successive one-year terms, unless either party provides sixty days notice to the other party. Mr. Austin is eligible for a discretionary annual bonus of up to 50% of his base salary; however in no event will the discretionary bonus be less than $50,000 annually during the initial term. The employment contract provides that Mr. Austin is entitled to receive four weeks of paid vacation per year, medical and other insurance benefits, and an automobile allowance in the amount of $1,000 per month. Additionally, for 2011, we made matching contributions to the 401(k) Plan for Mr. Austin in the amount of $8,250. This matching contribution amount may be reduced due to our potential failure of the non-discrimination testing under the 401(k) Plan.

Mr. Austin’s amended employment contract provides for certain benefits upon termination of his employment for various reasons. Mr. Austin’s contract provides that upon his termination due to discharge by TRX for good cause, or if his employment should terminate due to his death or disability, we will continue to pay him his base salary and benefits up to the date of termination, but no post-termination payments or benefits will be payable.

The contract provides that if we terminate Mr. Austin without good cause, or in the event Mr. Austin terminates TRX for good reason as described in the contract, we would provide (i) the base salary for the remainder of the initial term or then current renewal term and (ii) a severance payment (if applicable) as calculated under the contract. Additionally, in the event we terminate Mr. Austin during the initial term, we would provide the guaranteed amount of $50,000 for each year remaining in the initial term.

The contract provides that no payments would be made to Mr. Austin for a period of six months following his termination of employment for any reason, as required by Internal Revenue Code Section 409A.

Our employment contract with Mr. Austin includes noncompete, nonsolicitation and confidentiality provisions that restrict him from competing against us, soliciting our customers or employees, or disclosing any of our confidential information for the period of up to two years following the termination of his employment.

DIRECTOR INDEPENDENCE

Even though our common stock is currently traded via Pink Sheets on the Over The Counter Market, we continue to voluntarily adhere to the more stringent NASDAQ Stock Market (“Nasdaq”) listing standards. We are a “controlled company” for purposes of Rule 5615(c) of the Nasdaq listing standards, by virtue of the fact that BCD Technology, S.A., our majority shareholder, continues to hold on record 50.5% of the voting power of our common stock. On August 31, 2006, our Board of Directors deemed it advisable and in our best interests to elect to take advantage of the “controlled company” exemption as permitted under the Nasdaq listing standards. As a “controlled company,” we are exempt from the provisions of the Nasdaq listing standards that require us to have a board of directors comprised of a majority of independent directors (we currently have an equal number of independent directors and non-independent directors) and to maintain compensation and nominating committees comprised solely of independent directors. The Board of Directors has determined, however, that Messrs. Bell, Clement, and J. Davis are independent as defined by Nasdaq listing standards. The independent directors continue to have regularly scheduled meetings at which only the independent directors are present.

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

The Audit Committee of the Board of Directors has not yet appointed our independent registered public accounting firm for the 2012 fiscal year. Deloitte & Touche LLP served as our independent registered public accounting firm for the 2011 fiscal year, and a representative is expected to be present at the Annual Meeting and will have the opportunity to make a statement and to respond to appropriate questions posed by shareholders. The Audit Committee of the Board of Directors currently anticipates that Deloitte & Touche LLP will be appointed as our independent registered public accounting for the 2012 fiscal year.

Audit and Non-Audit Fees

The following table shows the fees earned by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for the audit and other services provided that related to the fiscal years ended December 31, 2011 and 2010.

	2011	2010
Audit Fees	$417,000	$335,000
Tax Fees	40,000	30,000

Total	$457,000	$365,000

Audit Fees. Audit fees for the fiscal years ended December 31, 2011 and 2010 were for professional services rendered for audits of our annual financial statements and review of our quarterly financial statements included in our Quarterly Reports on Form 10-Q.

Tax Fees. Tax fees for the fiscal years ended December 31, 2011 and 2010 were for professional services rendered for consultation regarding the statutory tax issues in our U.K. and German operations.

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

If we need to engage the independent registered public accounting firm for other services, which are not considered subject to the general pre-approval as described above, then the Audit Committee must approve such specific engagement as well as the projected fees. If the timing of the project requires an expedited decision, then the Audit committee has delegated to the Chairman of the Committee the authority to pre-approve such engagement, subject to fee limitations. The Chairman must report all such pre-approvals to the entire Audit Committee for ratification at the next Committee meeting.

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

TRX, Inc.

By:	/s/ H. SHANE HAMMOND
H. Shane Hammond
President, Chief Executive Officer

Date:	March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. SHANE HAMMOND H. Shane Hammond	President, Chief Executive Officer (principal executive officer)	March 30, 2012

/s/ DAVID D. CATHCART David D. Cathcart	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 30 2012

* Norwood H. (“Trip”) Davis, III	Chairman of the Board and Director	March 30, 2012

* Johan G. Drechsel	Director	March 30, 2012

* Mark R. Bell	Director	March 30, 2012

* John F. Davis, III	Director	March 30, 2012

* John A. Fentener van Vlissingen	Director	March 30, 2012

* William A. Clement, Jr.	Director	March 30, 2012

*By:	/s/ DAVID D. CATHCART
David D. Cathcart, Attorney in Fact
March 30, 2012

TRX, INC.

FORM 10-K

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of TRX, Inc. (filed as Exhibit 3.3 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of TRX, Inc. (filed as Exhibit 3.4 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference).

4.1	Specimen Common Stock certificate (filed as Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1, filed on July 27, 2005 and incorporated herein by reference).

10.1	Letter Agreement, dated December 31, 2004, by and among BCD Technology, S.A. and Norwood H. Davis, III, Davis Family Holdings, LLC and Davis Family Holdings II, LLC (filed as Exhibit 10.5 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.2	Credit Agreement, dated May 30, 2008, by and between TRX, Inc. and Atlantic Capital Bank (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 14, 2008 and incorporated herein by reference).

10.3	First Amendment to Credit Agreement by and between TRX, Inc. and Atlantic Capital Bank, effective December 3, 2008 (filed as Exhibit 10.3 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).

10.4	Second Amendment to Credit Agreement by and between TRX, Inc. and Atlantic Capital Bank, effective October 19, 2009 (filed as Exhibit 10.4 to our Annual Report on Form 10-K, filed on March 9, 2010 and incorporated herein by reference).

10.5	Third Amendment to Credit Agreement by and between TRX, Inc. and Atlantic Capital Bank, effective November 5, 2010 (filed as Exhibit 10.5 to our Annual Report on Form 10-K, filed on March 1, 2011 and incorporated herein by reference).

10.6	Agreement to Modify Credit Agreement, Security Agreement and Application and Reimbursement Agreement for Irrevocable Standby Letter of Credit by and between TRX, Inc. and Atlantic Capital Bank effective June 9, 2011 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 11, 2011 and incorporated herein by reference).

10.7	Promissory Note made by TRX, Inc. in favor of Hi-Mark, LLC, dated January 11, 2007 (filed as Exhibit 10.4 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.8	First Amendment to the Promissory Note made by TRX, Inc. in favor of Hi-Mark, LLC, dated as of November 7, 2008 (filed as Exhibit 10.5 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).

10.9	Services Agreement, dated December 23, 2002, by and between American Airlines, Inc. and TRX Fulfillment Services, LLC (filed as Exhibit 10.17 to Amendment No.1 to our Registration Statement on Form S-1, filed on June 17, 2005 and incorporated herein by reference).*

10.10	Amendment #1 to Services Agreement between TRX Fulfillment Services, LLC and American Airlines, Inc., dated February 1, 2006 (filed as Exhibit 10.8 to our Annual Report on Form 10-K, filed on March 11, 2008 and incorporated herein by reference).*

10.11	Amendment II to Services Agreement between TRX Fulfillment Services, LLC and American Airlines, Inc., effective July 1, 2008 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 14, 2008 and incorporated herein by reference).*

Exhibit No.	Description

10.12	Amendment #3 to Services Agreement between TRX Fulfillment Services, LLC and American Airlines, Inc., effective June 29, 2011 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on August 11, 2011 and incorporated herein by reference).

10.13	Amendment #4 to Services Agreement between TRX Fulfillment Services, LLC and American Airlines, Inc., effective September 1, 2011 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on November 11, 2011 and incorporated herein by reference).*

10.14	Amendment #5 to Services Agreement between TRX Fulfillment Services, LLC and American Airlines, Inc., effective September 28, 2011 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed on November 11, 2011 and incorporated herein by reference).*

10.15	Amended and Restated Master Service Agreement for Application Service Provider including Statements of Work #1-#3 and #6 between TRX, Inc and American Express Travel Related Services Company, Inc., entered into as of December 3, 2009 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 13, 2010 and incorporated herein by reference).*

10.16	Amendment to Statement of Work #3 to Amended and Restated Master Service Agreement for Application Service Provider between TRX, Inc. and American Express Travel Related Services Company, Inc., dated November 29, 2010 (filed as Exhibit 10.13 to our Annual Report on Form 10-K, filed on March 1, 2011 and incorporated herein by reference).

10.17	Statement of Work #4 to Amended and Restated Master Service Agreement for Application Service Provider between TRX, Inc. and American Express Travel Related Services Company, Inc., effective December 1, 2010 (filed as Exhibit 10.14 to our Annual Report on Form 10-K, filed on March 1, 2011 and incorporated herein by reference).*

10.18	Statement of Work #5 to Amended and Restated Master Service Agreement for Application Service Provider between TRX, Inc. and American Express Travel Related Services Company, Inc., effective August 1, 2010 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed on November 15, 2010 and incorporated herein by reference).*

10.19	Statement of Work #7 to the Amended and Restated Master Service Agreement for Application Service Provider between TRX, Inc. and American Express Travel Related Services Company, Inc., effective February 18, 2011 (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed on May 16, 2011 and incorporated herein by reference).*

10.20	Amended and Restated Statement of Work #7 to the Amended and Restated Master Service Agreement for Application Service Provider between TRX, Inc. and American Express Travel Related Services Company, Inc., dated August 17, 2011 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 11, 2011 and incorporated herein by reference).*

10.21	Statement of Work #8 to the Amended and Restated Master Service Agreement for Application Service Provider between TRX, Inc. and American Express Travel Related Services Company, Inc., effective January 1, 2011 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 11, 2011 and incorporated herein by reference).*

10.22	Amended and Restated Agreement for the Provision of Services, dated December 1, 2005, by and between TRX, Inc. and American Express Travel Related Services Company, Inc. (filed as Exhibit 10.7 to our Annual Report on Form 10-K, filed on February 22, 2006 and incorporated herein by reference).*

10.23	Amendment #1 to Amended and Restated Agreement for the Provision of Services between TRX, Inc. and American Express Travel Related Service Company, Inc., dated October 23, 2007 (filed as Exhibit 10.10 to our Annual Report on Form 10-K, filed on March 11, 2008 and incorporated herein by reference).*

Exhibit No.	Description

10.24	Amendment #2 to Amended and Restated Agreement for the Provision of Services between TRX, Inc. and American Express Travel Related Services Company, Inc., effective January 1, 2008 (filed as Exhibit 10.11 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).*

10.25	Amendment #3 to Amended and Restated Agreement for the Provision of Services between TRX, Inc. and American Express Travel Related Services Company, Inc., effective October 1, 2008 (filed as Exhibit 10.12 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).*

10.26	Amendment #4 to Amended and Restated Agreement for Provision of Services between TRX, Inc. and American Express Travel Related Services Company, Inc., effective September 1, 2008 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).*

10.27	Master Services Agreement between Expedia, Inc. and TRX, Inc., dated January 1, 2007 (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).*

10.28	Amendment # 1 to Master Services Agreement between Expedia, Inc. and TRX, Inc., dated March 30, 2007 (filed as Exhibit 10.46 to our Quarterly Report on Form 10-Q, filed on May 10, 2007 and incorporated herein by reference).*

10.29	Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective March 3, 2009 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).*

10.30	Second Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective January 1, 2010 (filed as Exhibit 10.18 to our Annual Report on Form 10-K, filed on March 9, 2010 and incorporated herein by reference).*

10.31	Amendment to Second Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective June 1, 2010 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 13, 2010 and incorporated herein by reference).*

10.32	Amendment 2 to Second Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective July 30, 2010 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 12, 2010 and incorporated herein by reference).

10.33	Amendment 3 to Second Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective August 30, 2010 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on November 12, 2010 and incorporated herein by reference).

10.34	Amendment 4 to Second Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective September 30, 2010 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on November 12, 2010 and incorporated herein by reference).

10.35	Amendment 5 to Second Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective October 20, 2010 (filed as Exhibit 10.28 to our Annual Report on Form 10-K, filed on March 1, 2011 and incorporated herein by reference).

10.36	Third Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective October 15, 2010 (filed as Exhibit 10.29 to our Annual Report on Form 10-K, filed on March 1, 2011 and incorporated herein by reference).*

10.37	Fourth Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective January 1, 2011 (filed as Exhibit 10.30 to our Annual Report on Form 10-K, filed on March 1, 2011 and incorporated herein by reference).*

Exhibit No.	Description

10.38	Fifth Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., executed on December 29, 2011. †*

10.39	Amended and Restated Statement of Work for Contact Center Services pursuant to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective January 1, 2008 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 16, 2011 and incorporated herein by reference).*

10.40	Amendment #1 to the Amended and Restated Statement of Work for Contact Center Services pursuant to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective January 1, 2011 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on May 16, 2011 and incorporated herein by reference).*

10.41	Amendment #2 to the Amendment and Restated Statement of Work for Contact Center Services pursuant to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective March 1, 2011 (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed on November 11, 2011 and incorporated herein by reference).*

10.42	Data Services Contract between TRX, Inc. and the General Services Administration, executed on December 23, 2011. †*

10.43	CORREX Services Agreement between Hogg Robinson Plc and TRX Europe Ltd., dated April 1, 2006 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).*

10.44	Amendment to CORREX Services Agreement between Hogg Robinson Plc and TRX Europe Ltd., effective January 1, 2009 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).*

10.45	Second Amendment to CORREX Services Agreement between Hogg Robinson Plc and TRX Europe, Ltd., effective May 19, 2011 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 11, 2011 and incorporated herein by reference).*

10.46	Third Amendment to CORREX Services Agreement between Hogg Robinson Plc and TRX Europe, Ltd., effective November 28, 2011. †*

10.47	Amended and Restated Master Agreement dated January 1, 2006 by and between TRX Technology Services, L.P. and World Travel Partners I, LLC (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 4, 2006 and incorporated herein by reference).*

10.48	Amendment 3 to the Amended and Restated Master Agreement between TRX Technology Services, L.P. and BCD Travel USA LLC (formerly known as WorldTravel Partners I, LLC), effective as of January 1, 2009 (filed as Exhibit 10.1 to Amendment #1 to our Quarterly Report on Form 10-Q/A, filed on April 15, 2010 and incorporated herein by reference).*

10.49	Software and Services Agreement between TRX, Inc. and BCD Travel USA LLC, effective as of January 1, 2009 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on November 12, 2010 and incorporated herein by reference).*

10.50	RESX Distributor Agreement between TRX Technology Services, L.P. and BCD Travel USA LLC, effective as of January 1, 2009 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on May 16, 2011 and incorporated herein by reference).*

10.51	Amendment #1 to the RESX Distributor Agreement between TRX Technology Services, L.P. and BCD Travel USA LLC, effective as of January 1, 2011 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed on May 16, 2011 and incorporated herein by reference).*

Exhibit No.	Description

10.52	Amendment #2 to the RESX Distributor Agreement between TRX Technology Services, L.P. and BCD Travel USA LLC, effective as of July 1, 2011 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on November 11, 2011 and incorporated herein by reference).*

10.53	Referral Source Agreement between TRX, Inc. and Park N Fly, Inc., dated September 6, 2011 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on November 11, 2011 and incorporated herein by reference).*

10.54	Employment Contract between Norwood H. Davis, III and TRX, Inc., dated December 31, 2004 (filed as Exhibit 10.24 to our Registration Statement on Form S-1, filed on May 9, 2005 and incorporated herein by reference).

10.55	First Amendment to Employment Contract between Norwood H. Davis, III and TRX, Inc., dated August 26, 2005 (filed as Exhibit 10.65 to Amendment No. 8 to our Registration Statement on Form S-1, filed on September 9, 2005 and incorporated herein by reference).

10.56	Second Amendment to Employment Contract between Norwood H. Davis, III and TRX, Inc., dated June 30, 2006 (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 30, 2006 and incorporated herein by reference).

10.57	Third Amendment to Employment Contract between Norwood H. Davis, III and TRX, Inc., dated April 5, 2007 (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed April 5, 2007 and incorporated herein by reference).

10.58	Fourth Amendment to Employment Contract between Norwood H. Davis, III and TRX, Inc., dated January 10, 2008 (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed January 11, 2008 and incorporated herein by reference).

10.59	Fifth Amendment to Employment Contract between Norwood H. Davis, III and TRX, Inc., dated December 10, 2008 (filed as Exhibit 10.26 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).

10.60	Employment Contract between H. Shane Hammond and TRX, Inc., dated December 10, 2008 (filed as Exhibit 10.32 to our Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference).

10.61	First Amendment to Employment Contract between H. Shane Hammond and TRX, Inc., effective as of December 6, 2010 (filed as Exhibit 10.43 to our Annual Report on Form 10-K, filed on March 1, 2011 and incorporated herein by reference).

10.62	Employment Contract between David Cathcart and TRX, Inc., dated July 1, 2005 (filed as Exhibit 10.27 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.63	First Amendment to Employment Contract between David Cathcart and TRX, Inc., dated November 15, 2006 (filed as Exhibit 10.28 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).

10.64	Employment Contract between Kevin Austin and TRX, Inc, dated December 7, 2006 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).

10.65	First Amendment to Employment Contract between Kevin Austin and TRX, Inc., dated December 31, 2008 (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed on May 20, 2009 and incorporated herein by reference).

10.66	Second Amendment to Employment Contract between Kevin Austin and TRX, Inc., dated January 1, 2010 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 13, 2010 and incorporated herein by reference).

Exhibit No.	Description

10.67	Office Lease, dated June 25, 2008, by and between TRX, Inc. and NNN Park Central, LLC et. al. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 14, 2008 and incorporated herein by reference).

10.68	Lease Deed, dated September 29, 2010, by and between TRX Technologies India Private Limited and Mr. Azeez Mohammed, M/s Kay Arr & Company, et. al. (filed as Exhibit 10.50 to our Annual Report on Form 10-K, filed on March 1, 2011 and incorporated herein by reference).*

10.69	TRX, Inc. Omnibus Incentive Plan (filed as Exhibit 10.32 to our Annual Report on Form 10-K, filed February 22, 2006 and incorporated herein by reference).

10.70	TRX, Inc. Employee Stock Purchase Plan. (filed as Exhibit 10.59 to Amendment No. 3 to our Registration Statement on Form S-1, filed on July 11, 2005 and incorporated herein by reference).

10.71	TRX, Inc. Executive Annual Incentive Plan (filed as Exhibit 10.37 to our Annual Report on Form 10-K, filed February 22, 2006 and incorporated herein by reference).

10.72	Asset Purchase Agreement by and among TRX, Inc., Hi-Mark, LLC, Hi-Mark Travel Systems, Inc., Integrated Profitmark Corporation, LLC and the Owner Entity Shareholders, dated December 7, 2006 (filed as Exhibit 10.44 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).*

10.73	First Amendment to Asset Purchase Agreement, by and among TRX, Inc., Hi-Mark, LLC, Hi-Mark Travel Systems, Inc., Integrated Profitmark Corporation, LLC and the Owner Entity Shareholders, dated January 11, 2010 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q/A, filed August 6, 2010 and incorporated herein by reference).*

10.74	Asset Purchase Agreement by and among Travel Analytics, Inc., Scott Gillespie, Kristina O. Gillespie and TRX, Inc., dated August 2, 2006 (filed as Exhibit 10.45 to our Annual Report on Form 10-K, filed on February 21, 2007 and incorporated herein by reference).*

10.75	Asset Purchase Agreement by and among TRX, Inc., TRX Technology Services, L.P., and nuTravel Technology Solutions, LLC, effective October 31, 2011. †*

21.1	Subsidiaries of the Registrant.†

23.1	Consent of Deloitte & Touche LLP.†

24.1	Power of Attorney (included with signature page hereto).

31.1	Certification of H. Shane Hammond, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of David Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Section 906 Principal Executive Officer and Principal Financial Officer Certification.**

101	The following financial information from TRX, Inc’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, (iii) Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. †

**	Filed herewith
†	Previously filed with the original filing of this Annual Report on Form 10-K on March 6, 2012.
‡	Previously furnished with the original filing of this Annual Report on Form 10-K on March 6, 2012.
*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.