Form 10-Q
period 2012-03-31
TRX INC/GA
filed 2012-05-09
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding at May 2, 2012 was 18,523,804 shares.

TRX, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,636	$2,153
Trade accounts receivable, net	5,167	4,876
Prepaids and other	2,082	1,763

Total current assets	8,885	8,792

NONCURRENT ASSETS:
Property and equipment, net	3,967	4,003
Restricted cash	200	200
Deferred income tax	45	70
Other assets, net	548	582

Total noncurrent assets	4,760	4,855

Total assets	$13,645	$13,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,145	$6,649
Deferred revenue	3,104	3,857
Current portion of long-term debt	500	800

Total current liabilities	10,749	11,306

NONCURRENT LIABILITIES:
Long-term debt—less current portion	—	—
Other long-term liabilities	1,857	1,912

Total noncurrent liabilities	1,857	1,912

Total liabilities	12,606	13,218

COMMITMENTS AND CONTINGENCIES (NOTE 1)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 18,703,654 and 18,693,897 shares issued; 18,516,123 and 18,506,366 shares outstanding	186	186
Additional paid-in capital	96,414	96,372
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Cumulative translation adjustment	112	6
Accumulated deficit	(93,379)	(93,841)

Total shareholders’ equity	1,039	429

Total liabilities and shareholders’ equity	$13,645	$13,647

See notes to unaudited condensed consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
		(As Restated)
REVENUES:
Transaction and other revenues	$11,923	$12,425
Client reimbursements	57	173

Total revenues	11,980	12,598

EXPENSES:
Operating, excluding depreciation and amortization	7,776	7,802
Selling, general, and administrative, excluding depreciation and amortization	2,400	2,081
Technology development	813	819
Client reimbursements	57	173
Impairment of goodwill	6	64
Gain on sale of assets	(384)	—
Depreciation and amortization	629	995

Total expenses	11,297	11,934

OPERATING INCOME	683	664
INTEREST (EXPENSE) INCOME:
Interest income	10	2
Interest expense	(97)	(133)

Total interest expense, net	(87)	(131)

INCOME BEFORE INCOME TAXES	596	533
INCOME TAX EXPENSE	134	163

NET INCOME	$462	$370

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,515	18,466

Diluted	18,995	18,613

BASIC AND DILUTED NET INCOME PER SHARE	$0.02	$0.02

See notes to unaudited condensed consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$462	$370
Cumulative translation adjustment	106	(29)

Total comprehensive income	$568	$341

See notes to unaudited condensed consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2012	2011
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$462	$370

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	629	995
Gain on sale of assets	(384)	—
Impairment of goodwill	6	64
Provision for bad debts	(1)	(159)
Stock compensation expense	31	20
Debt issuance cost amortization	14	5
Changes in assets and liabilities:
Trade accounts receivable	(272)	1,394
Prepaids and other assets	(260)	1,051
Accounts payable and accrued liabilities	488	(1,052)
Customer deposits and deferred revenue	(762)	(194)

Net cash (used in) provided by operating activities	(49)	2,494

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(398)	(504)
Sale of assets, net of costs to sell	128	—
Payment of contingent consideration	(6)	(87)

Net cash used in investing activities	(276)	(591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(291)
Borrowings from credit facility	1,400	3,200
Payments on credit facility	(1,700)	(4,900)
Proceeds from exercise of stock options	1	—
Proceeds from employee stock purchase plans	9	—

Net cash used in financing activities	(290)	(1,991)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	98	114

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(517)	26
CASH AND CASH EQUIVALENTS—Beginning of period	2,153	2,565

CASH AND CASH EQUIVALENTS—End of period	$1,636	$2,591

See notes to unaudited condensed consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(In thousands, except per share data)

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

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements of TRX and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. As a result, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2011. Due to the seasonal fluctuations for the purchase of air travel by leisure and corporate travelers, as well as credit card volume related to corporate travel, interim results are not necessarily indicative of results for a full year.

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

Correction of an Error—As disclosed in our Form 10-K for the year ended December 31, 2011, filed on March 6, 2012, during the process of preparing our financial statements for the year ended December 31, 2011, we determined that our calculation of stock compensation expense related to stock options in previously issued financial statements was incorrect for quarterly periods within the year ended December 31, 2011, including the quarter ended March 31, 2011. Our calculation applied forfeiture adjustments to both vested and unvested outstanding options, including those for which the employee had provided the requisite service, which resulted in an understatement of stock compensation expense. As a result of this error, certain previously reported amounts in the condensed consolidated statement of operations, and condensed consolidated statement of cash flows for the quarter ended March 31, 2011 were materially misstated; accordingly we have restated the prior period financial statements.

The restated condensed consolidated statement of operations and cash flow from operating activities section of the condensed consolidated statement of cash flows for the quarter ended March 31, 2011 are as follows:

	0000000	0000000	0000000
	As Previously Presented	Stock Option Correction	As Restated
Operating, excluding depreciation and amortization	$7,801	$1	$7,802
Selling, general, and administrative, excluding depreciation and amortization	2,050	31	2,081
Technology development	818	1	819
Total expenses	11,901	33	11,934
OPERATING INCOME	697	(33)	664
INCOME BEFORE INCOME TAXES	566	(33)	533
NET INCOME	403	(33)	370

	0000000	0000000	0000000
	As Previously Presented	Stock Option Correction	As Restated
Cash Flows from Operating Activities:
Net income	$403	$(33)	$370
Stock compensation (credit) expense	(13)	33	20

Allowance for Doubtful Accounts—We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The balance was $291 and $290 as of March 31, 2012 and December 31, 2011, respectively.

Goodwill—We recorded an impairment charge to all previously recorded goodwill in 2009. We recorded additional goodwill through December 31, 2011 related to earnout payments on a previous business acquisition transaction. The earnout obligation related to this business acquisition ended on December 31, 2011, and during the three months ended March 31, 2012, we recorded the final adjustment related to the final earnout payment. Since there was no material improvement in our financial outlook, we determined that such goodwill recorded in connection with the earnout payments were also impaired in that same period.

The following table discloses the changes in the carrying amount of goodwill during the three months ended March 31, 2012:

Balance, January 1	$38,291
Accumulated impairment losses	(38,291)

—

Earnout on previous business acquisition transaction	6
Impairment charge	(6)

Balance, March 31	38,297
Accumulated impairment losses	(38,297)

$—

Other Intangible Assets—Our intangible assets are included in other assets, net in the accompanying condensed consolidated balance sheets. A summary of our intangible assets as of March 31, 2012 and December 31, 2011 is as follows:

		March 31, 2012		December 31, 2011
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks and patents	10 years	$866	$(519)	$866	$(476)

We expect to record amortization expense related to these intangible assets of approximately $130 during the remainder of 2012, $173 in 2013 and $44 in 2014. We recorded related amortization expense of $43 during both the three months ended March 31, 2012 and 2011, respectively.

Impairment of Long-Lived Assets—We regularly evaluate whether events and circumstances have occurred that indicate whether the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for recoverability, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. We assessed indicators to determine whether the carrying values of long-lived assets, including property and equipment and other intangible assets, should be impaired and determined no impairment was required at March 31, 2012.

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

The carrying values of our cash and cash equivalents, restricted cash, accounts receivable, current maturities of long-term debt, trade payables and other accrued expenses approximate their fair value because of the short-term nature of these instruments. We currently do not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis.

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

Concentration of Credit Risk—A significant portion of our revenues is derived from a limited number of clients. Our top five clients accounted for approximately 61% and 65% of our total revenues in the three months ended March 31, 2012 and 2011, respectively. Contracts with the major clients may be terminated by the client if we fail to meet certain performance criteria. Expedia, Inc. and its affiliates accounted for 34% and 43% of revenues in the three months ended March 31, 2012 and 2011, respectively. Our Master Service Agreement with Expedia is amended from time to time and now continues through December 31, 2012. We can give no assurance that we will retain any business from Expedia during the current contract period or beyond. American Express Travel Related Services Company, Inc. (“American Express”) accounted for 16% and 14% of revenues in the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012 and December 31, 2011, 5% and 6%, respectively, of our accounts receivable related to American Express.

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

All common stock equivalents with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March, 31 2012			Three Months Ended March, 31 2011
	Net Income	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share
Basic net income per share	$462	18,515	$0.02	$370	18,466	$0.02
Effect of dilutive securities:
Options to acquire common stock	—	480	—	—	147	—

Diluted net income per share	$462	18,995	$0.02	$370	18,613	$0.02

Because of their anti-dilutive effect on the income per share recorded in each of the periods presented, the diluted share base excludes shares related to employee stock options of 635 and 1,714 for the three months ended March 31, 2012 and 2011, respectively.

Stock-Based Employee Compensation—We account for stock-based employee compensation under the Compensation—Stock Compensation Topic of the Financial Accounting Standards Board (“FASB”) Standards Codification. There were no options granted during the three months ended March 31, 2012. The grant-date fair value of the options granted during the three months ended March 31, 2011, calculated using the Black-Scholes model, ranged from $0.47 to $0.58.

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

The following table summarizes information about stock options outstanding and exercisable at March 31, 2012:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.29 – $2.99	2,082,250	6.8	$1.51	1,471,500	$1.80
$3.00 – $12.24	351,000	3.5	$9.05	351,000	$9.05

	2,433,250	6.3	$2.60	1,822,500	$3.21

Information regarding activity under our stock plan during the three months ended March 31, 2012 is summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1	2,434,500	$2.60
Granted	—	—
Cancelled	—	—
Exercised	(1,250)	0.65

Outstanding at March 31	2,433,250	$2.60

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At March 31, 2012, the aggregate intrinsic value of options outstanding was $802 with a weighted average exercise price of $2.60 and a weighted average remaining contractual term of 6.3 years; the aggregate intrinsic value of the 1,822,500 options exercisable was $490 with a weighted average exercise price of $3.21 and a weighted average remaining contractual term of 5.6 years; and the aggregate intrinsic value of the 2,175,326 options vested or expected to vest was $717 with a weighted average exercise price of $2.60 and a weighted average remaining contractual term of 6.3 years.

The following table summarizes unvested stock options outstanding as of March 31, 2012 as well as activity during the three months then ended:

	Unvested Options
	Options	Weighted Average Grant-Date Fair Value
Outstanding at January 1	675,751	$0.83
Granted	—	—
Cancelled	—	—
Vested	(65,001)	0.57

Outstanding at March 31	610,750	$0.86

Compensation cost from nonvested stock granted to employees is recognized as expense using the straight-line method over the vesting period. As of March 31, 2012, total unrecognized compensation cost related to nonvested stock options was approximately $154. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years. For the three months ended March 31, 2012 and 2011, our total stock-based compensation expense was approximately $33 and $20, respectively.

Statement of Cash Flows—Cash paid for interest was $108 and $192 for the three months ended March 31, 2012 and 2011, respectively. Cash paid for income taxes was $83 and $32 for the three months ended March 31, 2012 and 2011, respectively. We had accrued capital expenditures of $132 and $0 at March 31, 2012 and December 31, 2011, respectively.

Segment Reporting—Operating segments are defined by the Segment Reporting Topic of the FASB Accounting Standards Codification. The Chief Executive Officer is our chief operating decision maker. The expense structure of the business is managed functionally, and resource allocation decisions are made as one operating segment. Our measure of segment profit is consolidated operating income.

Our revenue, aggregated by service offering, is as follows:

	Three Months Ended March 31,
	2012	2011
Transaction processing	$8,628	$9,995
Data intelligence	3,295	2,430

Transaction and other revenues	11,923	12,425
Client reimbursements	57	173

Total	$11,980	$12,598

The following is a geographic breakdown of revenues for the three months ended March 31, 2012 and 2011, and a geographic breakdown of property and equipment, net as of March 31, 2012 and December 31, 2012:

	Three Months Ended March 31,
	2012	2011
Revenues:
United States	$8,211	$8,488
Germany	2,767	3,086
Other International	1,002	1,024

Total	$11,980	$12,598

	At March 31, 2012	At December 31, 2011
Property and equipment, net:
United States	$3,435	$3,420
Germany	348	384
Other International	184	199

	$3,967	$4,003

Litigation—We are involved in a few claims incidental to our business. In the opinion of management, the ultimate resolution of such claims will not have a material effect on our financial position, liquidity, or results of operations.

2. DEBT

Debt consists of the following as of March 31, 2012 and December 31, 2011:

	Maturity Date	March 31, 2012	December 31, 2011
Revolver	June 2012	$500	$800
Less current maturities		500	800

Long-term debt		$—	$—

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

The credit agreement requires us to maintain (i) a ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the credit agreement, which may not be comparable to consolidated total debt or measures of GAAP profitability presented elsewhere in this document) of not more than 1.75 to 1.00 and (ii) a ratio of the remainder of consolidated EBITDA minus capital expenditures to the sum of interest expense for the period and debt principal payments required to be made in the next twelve months of not more than 1.40 to 1.00. The credit agreement also contains additional covenants which, among other things, require us to deliver to ACB specified financial information, including annual and quarterly financial information, and limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations, (i) merge with other companies, (ii) create liens on our property, (iii) incur debt obligations, (iv) enter into transactions with affiliates, except on an arms-length basis, (v) dispose of property, or (vi) pay dividends. As of March 31, 2012, we were in compliance with all financial covenants in the credit agreement.

BCD Holdings N.V. (“BCD Holdings”), the parent of our majority shareholder, BCD, is the guarantor to our credit agreement. We pay BCD Holdings an annual guarantee fee of 250-350 basis points, depending on borrowing levels under the credit agreement.

Our financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on having sufficient liquidity for our operations. We are currently in compliance with all financial covenants in the credit agreement. As of March 31, 2012, we have borrowed $500 against the facility and there was a $1,500 letter of credit against this facility relating to the lease of our Atlanta office, leaving $8,000 that is currently available for borrowing. As of March 31, 2012 and December 31, 2011, respectively, the interest rate on our outstanding borrowings was 4.25%. We expect to remain in compliance with all financial covenants over the remaining term of our revolving credit facility with ACB, however, we acknowledge that market conditions remain uncertain, and, as such, can provide no assurances that we will remain in compliance. We monitor our expected debt compliance and believe we would have time to further reduce our expenses and/or capital expenditures if needed to remain in compliance. If we are not successful in maintaining our debt compliance, ACB as lender is entitled to enforce the guarantee under our credit facility.

On May 9, 2012, we entered into the Fourth Amendment to Credit Agreement effective May 1, 2012, by and between TRX and ACB (the “Amendment”), further amending the Credit Agreement between TRX and ACB, dated May 30, 2008 and amended on December 3, 2008, October 19, 2009 and November 9, 2010 (the “Credit Agreement”).

The Amendment reduces the aggregate principal commitments not to exceed $5,000 and extends the maturity date to June 30, 2013. The Amendment also maintains BCD, the parent of our majority shareholder, as a guarantor to the Credit Agreement. The Consolidated Senior Leverage Ratio (as defined) covenant was reduced from a maximum of 1.75x to a maximum of 1.25x. Otherwise, there were no changes to financial or other covenants from the existing Credit Agreement. Our interest rate on borrowings remains the same, although the minimum interest rate of 4.25% will no longer apply. We will pay BCD a reduced guarantee fee of $100 per year plus 100 basis points on actual drawn amounts under the Amendment.

Our credit agreement with ACB matures June 30, 2013. Based on our favorable history of renewals and expected capital needs, we expect to renew the facility prior to its maturity. If we are unable to renew the facility prior to maturity or secure additional financing, management believes that the existing cash on hand, excluding cash held by foreign subsidiaries, cash flow from operations, as well as our ability to implement cost containment strategies would provide the needed liquidity to fund operations sufficient to continue as a going concern.

3. RELATED-PARTY TRANSACTIONS

BCD Travel USA, LLC (“BCD Travel”) is majority-owned by the parent of our majority shareholder, BCD Holdings. Effective January 1, 2011, the existing online booking services agreement between TRX Technology Services, L.P. (“TRX Technology”) and BCD Travel was extended to January 1, 2015 and updated certain pricing and other terms under agreement. Effective November 1, 2011, the online booking services agreement was assigned by us to nuTravel Technology Solutions, LLC (“nuTravel”) as part of the sale transaction further described below. During the three months ended March 31, 2012 and 2011, we recognized transaction and other revenues from BCD Travel, totaling $211 and $316, respectively. As of March 31, 2012, we continue to provide data intelligence services to BCD Travel. At March 31, 2012 and December 31, 2011, respectively, $142 and $188 was receivable from BCD Travel.

Airtrade International, Inc. (“Vayama”) is majority-owned by the parent of our majority shareholder, BCD Holdings. The agreement between TRX Technologies India PVT Ltd. and Vayama, dated February 15, 2009 and amended on February 17, 2010, was entered into between the parties for travel management services and was effective January 28, 2010 through November 19, 2010. Effective June 1, 2011 the existing reservation processing services agreement between TRX Technology and Vayama automatically renewed for one year to May 31, 2012. During the three months ended March 31, 2012 and 2011, we recognized transaction and other revenues from Vayama totaling $11 and $15, respectively. At March 31, 2012 and December 31, 2011, respectively, $3 and $0 was receivable from Vayama.

4. SALE OF ASSETS

On November 3, 2011, TRX, its subsidiary TRX Technology and nuTravel executed and closed an Asset Purchase Agreement effective October 31, 2011 (the “Agreement”) in which nuTravel acquired software, websites, certain customer agreements and intellectual property related to TRX’s corporate online booking technology, RESX.

During the first quarter of 2012, TRX received additional cash consideration of $333 for the conversion of a nonassignable contract to nuTravel as provided for in the Agreement. We paid $205 in costs related to the sale that were previously accrued as of December 31, 2011, during the first quarter of 2012. Additionally, TRX has the ability to earn up to an additional $184 on or before December 31, 2012, subject to the conversion of one additional nonassignable contract to nuTravel as provided for in the Agreement. We currently do not expect to earn any of the remaining $184. TRX recorded a gain of $384 during the three months ended March 31, 2012, primarily related to the conversion of a nonassignable contract to nuTravel, which is included in “Gain on sale of assets” in our consolidated statements of operations.

In conjunction with the execution of the Agreement, TRX and nuTravel also entered into a Transition Services Agreement (the “Services Agreement”). Under the terms of the Services Agreement, for a period not to exceed December 31, 2012, TRX will provide certain transition and technical services at an annualized rate of $1,800 to support the continued operation of the RESX services and to facilitate the orderly and effective transition of the RESX services from TRX to nuTravel. Effective April 30, 2012 this Services Agreement was terminated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three months ended March 31, 2012 and 2011. Also discussed is our financial position as of March 31, 2012. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and the notes to those unaudited condensed consolidated financial statements included elsewhere in this report and the audited consolidated financial statements in our Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

We are focused on transaction-based revenue from data intelligence and reservation processing technologies that provide economies of scale to our clients and to us. These transactions are an integral part of our clients’ daily operations. Transaction levels, and thus revenues, fluctuate with our clients’ business levels, which are impacted by market changes and seasonality. We supplement our transaction-based revenue with short-term projects to implement, customize or enhance our service delivery.

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia and its affiliates, accounted for 34% and 43% of our total revenues in the three months ended March 31, 2012 and 2011, respectively.

Expedia has been a client since its launch in 1996. Our Master Service Agreement with Expedia is amended from time to time and now continues through December 31, 2012. We expect that 2012 revenues from Expedia will be approximately $4 million less than their 2011 level. We can give no assurance that we will retain any business from Expedia during the current contract term or beyond.

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

On November 3, 2011, TRX, its subsidiary TRX Technology Services, L.P., and nuTravel executed and closed an Asset Purchase Agreement effective October 31, 2011 (the “Agreement”) in which nuTravel acquired software, websites, certain customer agreements and intellectual property related to TRX’s corporate online booking technology, RESX. TRX received cash consideration during 2011 of $2,804, of which $200 was placed with a third party escrow agent to be held for up to two years and distributed in accordance with the Indemnity Escrow Agreement. In 2011, TRX recorded a gain of $1,468 related to the sale of RESX assets.

During the first quarter of 2012, TRX paid $205 in costs that were previously accrued as of December 31, 2011, related to the sale. We received cash consideration of $333 for the conversion of a nonassignable contract to nuTravel as provided for in the Agreement, and we have the ability to earn up to an additional $184 on or before December 31, 2012, subject to the conversion of one additional nonassignable contract to nuTravel as provided for in the Agreement. We currently do not expect to earn any of the remaining $184. TRX recorded a gain of $384 during the three months ended March 31, 2012, primarily related to the conversion of a nonassignable contract to nuTravel, which is included in “Gain on sale of assets” in our consolidated statements of operations.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from those described in our Form 10-K for the year ended December 31, 2011.

Results of Operations

As disclosed in Note 1 to the unaudited condensed consolidated financial statements in Item 1, during the process of preparing our financial statements for the year ended December 31, 2011, we determined that our calculation of stock compensation expense in previously issued financial statements was incorrect. Our calculation applied forfeiture adjustments to both vested and unvested options, including those for which the employee had provided the requisite service, which resulted in an understatement of stock compensation during the three months ended March 31, 2011. As a result, our previously issued financial statements have been restated.

Comparison of Three Months Ended March 31, 2012 and March 31, 2011

The following tables set forth comparative revenue and expense items by type, in dollars and as a percentage of transaction and other revenue, for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012		2011 (As restated)		Change
	(dollars in thousands)
Revenue:
Transaction processing	$8,628	72%	$9,995	80%	$(1,367)	(14)%
Data intelligence	3,295	28	2,430	20	865	36

Transaction and other revenues	11,923	100%	12,425	100%	(502)	(4)%
Client reimbursements	57		173

Total revenues	11,980		12,598
Expenses:
Operating	7,776		7,802		(26)	—
Selling, general, and administrative	2,400		2,081		319	15
Technology development	813		819		(6)	(1)
Client reimbursements	57		173		(116)	(67)
Impairment of goodwill	6		64		(58)	(91)
Gain on sale of assets	(384)		—		384	—
Depreciation and amortization	629		995		(366)	(37)
Interest (expense) income:
Interest income	10		2		8	400
Interest expense	(97)		(133)		(36)	(27)
Income tax provision	(134)		(163)		(29)	(18)

Net income	$462		$370

Transaction processing revenues. The decrease for the three months ended March 31, 2012 compared to the same period in the prior year was primarily due to the sale of our RESX assets completed in the fourth quarter of 2011 and the decreased scope of services and/or pricing provided to Expedia and American Express. Overall we expect the rate of decline in our transaction processing revenues to slow when compared to the past few years, and we expect our revenues per transaction to continue to decline because of trends in the travel processing supply chain that are putting negative pressure on our revenue per transaction.

Data intelligence revenues. The increase in data intelligence revenues for the three months ended March 31, 2012 compared to the same period in the prior year was primarily due to new clients as well as increased services with ongoing clients. We expect continued growth in data intelligence revenues based on recent sales activity and market interest in these products and services.

Operating expenses. Operating expenses remained constant during the three months ended March 31, 2012 compared to the same period in the previous year.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses for the three months ended March 31, 2012 compared to the same period in the prior year was primarily due to increased personnel-related costs.

Technology development expenses. Technology development expenses remained constant during the three months ended March 31, 2012 compared to the same period in the previous year.

Gain on sale of assets. During the first quarter of 2012, we recorded a gain primarily related to the conversion of a nonassignable contract to nuTravel related to the sale of our RESX corporate online booking technology and related customer contracts.

Depreciation and amortization. The decrease in expenses for the three months ended March 31, 2012 compared to the same period in the prior year was primarily due to the sale of our RESX assets completed in the fourth quarter of 2011 and a decrease in our capital spending during the past several years.

Interest expense. The decrease for interest expense for the three months ended March 31, 2012 compared to the same period in the prior year was primarily due to a lower outstanding principal balance related to our revolving credit facility. In addition, our note payable to Hi-Mark matured and was paid in April 2011.

Income tax provision. The decrease for the three months ended March 31, 2012 was primarily related to the change in valuation allowance for our international operations.

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

At March 31, 2012, our principal sources of liquidity were cash and cash equivalents of $1.6 million and $8.0 million of availability under our revolving credit facility with ACB. Our available cash includes $0.7 million of cash held by foreign subsidiaries whose earnings are considered permanently reinvested for income tax purposes. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries. We had $0.5 million of borrowings outstanding under our credit facility at March 31, 2012. Although we have been prudent in our strategy for our anticipated near-term liquidity needs, it is not possible to accurately predict how macroeconomic conditions may affect our financial position, results of operations or cash flows. Additional failures of financial and other institutions could impact our customers’ ability to pay us, reduce amounts available under our credit facility, cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and restrict our access to the equity and debt markets. A continuation of the turmoil in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing if we need additional liquidity. We will experience liquidity problems if we are unable to obtain sufficient additional financing as our debt becomes due. Adverse economic conditions, increased competition, or other unfavorable events also could affect our liquidity.

Net cash used in operating activities was $49,000 during the three months ended March 31, 2012, compared to net cash provided by operating activities of $2.5 million during the three months ended March 31, 2011. A customer payment in excess of $1.0 million was due prior to March 31, 2012 and was received in April 2012. Cash provided during 2011 was higher primarily due to improved collections and the return of a deposit related to the relocation of our India operations center.

Net cash used in investing activities was $0.3 million during the three months ended March 31, 2012, compared to $0.6 million during the three months ended March 31, 2011. The decrease in net cash used in investing activities was primarily due to the sale of our software, websites, certain customer agreements and intellectual property related to our corporate online booking technology, RESX. Additionally, another driver of our investing activities is our capital expenditures, which include costs associated with internally developed software, as well as infrastructure required to support and maintain our existing systems and opportunities to reduce costs. As of March 31, 2012, we had no material commitments related to capital expenditures. We expect our 2012 capital expenditures will be consistent with recent years.

Net cash used in financing activities was $0.3 million during the three months ended March 31, 2012, compared to $2.0 million during the three months ended March 31, 2011. The primary driver for 2012 was the repayment of our credit facility, which exceeded borrowings from the credit facility.

On May 9, 2012, we entered into the Fourth Amendment to Credit Agreement effective May 1, 2012 by and between TRX and ACB (the “Amendment”), further amending the Credit Agreement between TRX and ACB, dated May 30, 2008 and amended on December 3, 2008, October 19, 2009 and November 9, 2010 (the “Credit Agreement”).

The Amendment reduces the aggregate principal commitments not to exceed $5 million and extends the maturity date to June 30, 2013. The Amendment also maintains BCD Holdings N.V. (“BCD”), the parent of our majority shareholder, as a guarantor to the Credit Agreement. The Consolidated Senior Leverage Ratio (as defined) covenant was reduced from a maximum of 1.75x to a maximum of 1.25x. Otherwise, there were no changes to financial or other covenants from the existing Credit Agreement. Our interest rate on borrowings remains the same, although the minimum interest rate of 4.25% will no longer apply. We will pay BCD a reduced guarantee fee of $100 per year plus 100 basis points on actual drawn amounts under the Amendment.

We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flow from operations and other available sources of liquidity, including borrowings under the credit agreement and through our ability to obtain future external financing. We expect to continue to use a portion of our cash flows to fund our strategic capital expenditures, to invest in business opportunities and to meet our debt repayment obligations. Our financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on having sufficient liquidity for our operations. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by our foreign subsidiaries. We are currently in compliance with all financial covenants in the credit agreement. As of March 31, 2012, the interest rate on our outstanding borrowings was 4.25%. As of May 1, 2012, we have borrowed $0.1 million against the facility and there was a $1.5 million letter of credit against this facility relating to the lease of our Atlanta office, leaving $3.4 million that is currently available for borrowing. We expect to remain in compliance with all financial covenants over the remaining term of our revolving credit facility with ACB, however, we acknowledge that market conditions remain uncertain, and, as such, can provide no assurances that we will remain in compliance. We monitor our expected debt compliance and believe we would have time to further reduce our expenses and/or capital expenditures if needed to remain in compliance. If we are not successful in maintaining our debt compliance, ACB as lender is entitled to enforce the guarantee under our credit facility. Management believes that the existing cash on hand, availability under the credit agreement and cash flow from operations will provide the needed liquidity to fund operations sufficient to continue as a going concern. The credit agreement requires us to maintain (1) a ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the credit agreement, which may not be comparable to consolidated total debt or measures of GAAP profitability presented elsewhere in this document) of not more than 1.25x to 1.00 and (2) a ratio of the remainder of consolidated EBITDA minus capital expenditures to the sum of interest expense for the period and debt principal payments required to be made in the next twelve months of not more than 1.40 to 1.00. The credit agreement also contains additional covenants which, among other things, require us to deliver to ACB specified financial information, including annual and quarterly financial information, and limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations, (1) merge with other companies, (2) create liens on our property, (3) incur debt obligations, (4) enter into transactions with affiliates, except on an arms-length basis, (5) dispose of property, or (6) pay dividends.

Our credit agreement with ACB matures June 30, 2013. Based on our favorable history of renewals and expected capital needs, we expect to renew the facility prior to its maturity. If we are unable to renew the facility prior to maturity or secure additional financing, management believes that the existing cash on hand, excluding cash held by foreign subsidiaries, cash flow from operations, as well as our ability to implement cost containment strategies would provide the needed liquidity to fund operations sufficient to continue as a going concern.

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

In evaluating these forward-looking statements, you should consider the following factors, as well as others set forth in Item 1A under the caption “Risk Factors” included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC and as are detailed from time to time in other reports we file with the SEC, any or all of which may cause our actual results to differ materially from any forward-looking statement:

•	the loss of current key clients or the inability to obtain new clients;

•	volatility in the number of transactions we service;

•	failure or interruptions of our software, hardware or other systems;

•	industry declines and other competitive pressures; and

•	our ability to control costs and implement measures designed to enhance operating efficiencies.

Any subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above, as well as the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. Except as required by law, we disclaim any obligation to update such statements or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as of March 31, 2012. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, as of March 31, 2012, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below in the area of accounting for stock compensation.

Changes in Internal Control over Financial Reporting

Other than as described below, there were no changes to internal controls in the first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended March 31, 2012, the Company has completed the following steps to remediate the stock compensation deficiency identified in its Form 10-K filed on March 6, 2012:

•	developed and implemented additional procedures to increase the level of review, evaluation and validation of the Company’s stock compensation expense;

•	increased the level of knowledge among Company employees in the area of stock compensation; and

•	corrected and tested the template used to calculate stock compensation expense.

Since the material weakness relates primarily to the accounting for forfeitures of vested stock options, and since there were no such forfeitures during the first quarter, management has not yet been able to ensure that the steps taken to remediate the control deficiency are operating effectively.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as presented in our annual report on Form 10-K, filed on March 30, 2012, under Item 1A, “Risk Factors.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On May 9, 2012, we entered into the Fourth Amendment to Credit Agreement effective May 1, 2012, by and between TRX and ACB (the “Amendment”), further amending the Credit Agreement between TRX and ACB, dated May 30, 2008 and amended on December 3, 2008, October 19, 2009 and November 9, 2010 (the “Credit Agreement”).

The Amendment reduces the aggregate principal commitments not to exceed $5,000 and extends the maturity date to June 30, 2013. The Amendment also maintains BCD, the parent of our majority shareholder, as a guarantor to the Credit Agreement. The Consolidated Senior Leverage Ratio (as defined) covenant was reduced from a maximum of 1.75x to a maximum of 1.25x. Otherwise, there were no changes to financial or other covenants from the existing Credit Agreement. Our interest rate on borrowings remains the same, although the minimum interest rate of 4.25% will no longer apply. We will pay BCD a reduced guarantee fee of $100 per year plus 100 basis points on actual drawn amounts under the Amendment.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Sixth Letter of Amendment to the Master Services Agreement between TRX, Inc. and Expedia, Inc., effective January 26, 2012. †*

10.2	Amendment One to Statement of Work #1 to Amended and Restated Master Service Agreement for Application Service Provider between TRX, Inc. and American Express Travel Related Services Company, Inc., effective January 1, 2012. †*

10.3	Statement of Work #9 to Amended and Restated Master Service Agreement for Application Service Provider between TRX, Inc. and American Express Travel Related Services Company, Inc., effective January 1, 2012. †*

31.1	Certification of H. Shane Hammond, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of David D. Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

Exhibit No.	Description

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101	The following financial information from TRX, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Cash Flows Statements (Unaudited) for the three months ended March 31, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. †

†	Filed herewith.
*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRX, INC.

Dated: May 9, 2012	By:	/s/ David D. Cathcart
David D. Cathcart
Chief Financial Officer (principal financial and accounting officer)