Form 10-Q
period 2012-06-30
TRX INC/GA
filed 2012-08-13
CIK 1103025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding at August 1, 2012 was 18,531,824 shares.

TRX, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,173	$2,153
Trade accounts receivable, net	5,367	4,876
Prepaids and other	1,899	1,763

Total current assets	8,439	8,792

NONCURRENT ASSETS:
Property and equipment, net	3,835	4,003
Restricted cash	—	200
Deferred income tax	—	70
Other assets, net	490	582

Total noncurrent assets	4,325	4,855

Total assets	$12,764	$13,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,690	$6,649
Deferred revenue	2,231	3,857
Current portion of long-term debt	1,600	800

Total current liabilities	9,521	11,306

NONCURRENT LIABILITIES:
Long-term debt—less current portion	—	—
Deferred income tax	14	—
Other long-term liabilities	1,798	1,912

Total noncurrent liabilities	1,812	1,912

Total liabilities	11,333	13,218

COMMITMENTS AND CONTINGENCIES (NOTE 1)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 18,711,335 and 18,693,897 shares issued; 18,523,804 and 18,506,366 shares outstanding	186	186
Additional paid-in capital	96,451	96,372
Treasury stock, at cost; 187,531 shares	(2,294)	(2,294)
Cumulative translation adjustment	(3)	6
Accumulated deficit	(92,909)	(93,841)

Total shareholders’ equity	1,431	429

Total liabilities and shareholders’ equity	$12,764	$13,647

See notes to unaudited condensed consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(As Restated)		(As Restated)
REVENUES:
Transaction and other revenues	$11,553	$12,377	$23,476	$24,802
Client reimbursements	67	32	124	205

Total revenues	11,620	12,409	23,600	25,007

EXPENSES:
Operating	7,420	8,034	15,196	15,836
Selling, general, and administrative	2,158	2,713	4,558	4,794
Technology development	711	856	1,524	1,675
Client reimbursements	67	32	124	205
Impairment of goodwill	—	88	6	152
Gain on sale of assets	—	—	(384)	—
Depreciation and amortization	637	1,002	1,266	1,997

Total expenses	10,993	12,725	22,290	24,659

OPERATING INCOME (LOSS)	627	(316)	1,310	348
INTEREST (EXPENSE) INCOME:
Interest income	3	8	13	10
Interest expense	(68)	(119)	(165)	(252)

Total interest expense, net	(65)	(111)	(152)	(242)

INCOME (LOSS) BEFORE INCOME TAXES	562	(427)	1,158	106
INCOME TAX EXPENSE	92	76	226	239

NET INCOME (LOSS)	$470	$(503)	$932	$(133)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,523	18,470	18,519	18,468

Diluted	18,966	18,470	18,970	18,468

BASIC NET INCOME (LOSS) PER SHARE	$0.03	$(0.03)	$0.05	$(0.01)

DILUTED NET INCOME (LOSS) PER SHARE	$0.02	$(0.03)	$0.05	$(0.01)

See notes to unaudited condensed consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$470	$(503)	$932	$(133)
Cumulative translation adjustment	(115)	85	(9)	56

Total comprehensive income (loss)	$355	$(418)	$923	$(77)

See notes to unaudited condensed consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2012	2011
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$932	$(133)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,266	1,997
Gain on sale of assets	(384)	—
Impairment of goodwill	6	152
Provision for bad debts	120	(162)
Stock compensation expense	60	47
Debt issuance cost amortization	29	10
Changes in operating assets and liabilities:
Trade accounts receivable	(619)	1,792
Prepaids and other assets	(149)	1,132
Deferred taxes	84	(6)
Accounts payable and accrued liabilities	(998)	(1,750)
Customer deposits and deferred revenue	(1,629)	(630)

Net cash (used in) provided by operating activities	(1,282)	2,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(801)	(889)
Sale of assets, net of costs to sell	77	—
Change in restricted cash	200	—
Payment of contingent consideration	(6)	(152)

Net cash used in investing activities	(530)	(1,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(583)
Borrowings from credit facility	3,000	5,500
Payments on credit facility	(2,200)	(6,900)
Proceeds from exercise of stock options	1	—
Proceeds from employee stock purchase plans	15	3

Net cash provided by (used in) financing activities	816	(1,980)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	16	137

NET DECREASE IN CASH AND CASH EQUIVALENTS	(980)	(435)
CASH AND CASH EQUIVALENTS—Beginning of period	2,153	2,565

CASH AND CASH EQUIVALENTS—End of period	$1,173	$2,130

See notes to unaudited condensed consolidated financial statements.

TRX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

Correction of an Error—As disclosed in our Form 10-K for the year ended December 31, 2011, filed on March 6, 2012, during the process of preparing our financial statements for the year ended December 31, 2011, we determined that our calculation of stock compensation expense related to stock options in previously issued financial statements was incorrect for reporting periods within the year ended December 31, 2011, including the three and six months ended June 30, 2011. Our calculation applied forfeiture adjustments to both vested and unvested outstanding options, including those for which the employee had provided the requisite service, which resulted in an understatement of stock compensation expense. As a result of this error, certain previously reported amounts in the condensed consolidated statement of operations, and condensed consolidated statement of cash flows for the three and six months ended June 30, 2011 were materially misstated; accordingly we have restated the prior period financial statements.

The restated condensed consolidated statement of operations for the three and six months ended June 30, 2011 and cash flow from operating activities section of the condensed consolidated statement of cash flows for the six months ended June 30, 2011 are as follows:

	Three Months Ended June 30, 2011
	As Previously Presented	Stock Option Correction	As Restated
Operating	$8,033	$1	$8,034
Selling, general, and administrative	2,690	23	2,713
Technology development	855	1	856
Total expenses	12,700	25	12,725
OPERATING LOSS	(291)	(25)	(316)
LOSS BEFORE INCOME TAXES	(402)	(25)	(427)
NET LOSS	(478)	(25)	(503)

	Six Months Ended June 30, 2011
	As Previously Presented	Stock Option Correction	As Restated
Operating	$15,834	$2	$15,836
Selling, general, and administrative	4,740	54	4,794
Technology development	1,673	2	1,675
Total expenses	24,601	58	24,659
OPERATING INCOME	406	(58)	348
INCOME BEFORE INCOME TAXES	164	(58)	106
NET LOSS	(75)	(58)	(133)

	As Previously Presented	Stock Option Correction	As Restated
Cash Flows from Operating Activities:
Net loss	$(75)	$(58)	$(133)
Stock compensation (credit) expense	(11)	58	47

Allowance for Doubtful Accounts—We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The balance was $403 and $290 as of June 30, 2012 and December 31, 2011, respectively.

Goodwill—We recorded an impairment charge to all previously recorded goodwill in 2009. We recorded additional goodwill through December 31, 2011 related to earnout payments on a previous business combination transaction. The earnout obligation related to this acquisition ended on December 31, 2011, and during the six months ended June 30, 2012, we recorded the final adjustment related to the final earnout payment. Since there was no material change in our financial outlook from the time of the initial goodwill impairment, we determined that such goodwill recorded in connection with the earnout payments were also impaired in that same period.

The following table discloses the changes in the carrying amount of goodwill during the six months ended June 30, 2012:

Balance, January 1	$38,291
Accumulated impairment losses	(38,291)

—

Earnout on previous business acquisition transaction	6
Impairment charge	(6)

Balance, June 30	38,297
Accumulated impairment losses	(38,297)

$—

Other Intangible Assets—Our intangible assets are included in other assets, net in the accompanying condensed consolidated balance sheets. A summary of our intangible assets as of June 30, 2012 and December 31, 2011 is as follows:

		June 30, 2012		December 31, 2011
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks and patents	10 years	$866	$(563)	$866	$(476)

We expect to record amortization expense related to these intangible assets of approximately $87 during the remainder of 2012, $173 in 2013 and $43 in 2014. We recorded related amortization expense of $43 and $86 during the three and six months ended June 30, 2012, respectively, and $43 and $87 during the three and six months ended June 30, 2011, respectively.

Impairment of Long-Lived Assets—We regularly evaluate whether events and circumstances have occurred that indicate whether the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for recoverability, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. We assessed indicators to determine whether the carrying values of long-lived assets, including property and equipment and other intangible assets, should be impaired and determined no impairment was required at June 30, 2012.

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

Concentration of Credit Risk—A significant portion of our revenues is derived from a limited number of clients. Our top five clients accounted for approximately 61% and 63% of our total revenues in the three months ended June 30, 2012 and 2011, respectively, and 60% and 64% of our total revenues in the six months ended June 30, 2012 and 2011, respectively. Contracts with the major clients may be terminated by the client if we fail to meet certain performance criteria. Expedia, Inc. and its affiliates accounted for 34% and 37% of our total revenues in the three months ended June 30, 2012 and 2011, respectively, and 34% and 40% of our total revenues in the six months ended June 30, 2012 and 2011, respectively. Our Master Service Agreement with Expedia is amended from time to time and now continues through December 31, 2012. We can give no assurance that we will retain any business from Expedia during the current contract period or beyond. American Express Travel Related Services Company, Inc. (“American Express”) accounted for 17% and 13% of our total revenues in the three months ended June 30, 2012 and 2011, respectively, and 16% and 14% of our total revenues in the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012 and December 31, 2011, 2% and 6%, respectively, of our accounts receivable related to American Express.

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

All common stock equivalents with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Net Income	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic net income (loss) per share	$470	18,523	$0.03	$(503)	18,470	$(0.03)
Effect of dilutive securities:
Options to acquire common stock	—	443	—	—	—	—

Diluted net income (loss) per share	$470	18,966	$0.02	$(503)	18,470	$(0.03)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Net Income	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic net income (loss) per share	$932	18,519	$0.05	$(133)	18,468	$(0.01)
Effect of dilutive securities:
Options to acquire common stock	—	451	—	—	—	—

Diluted net income (loss) per share	$932	18,970	$0.05	$(133)	18,468	$(0.01)

Because of their anti-dilutive effect on the income per share recorded in each of the periods presented, the diluted share base excludes shares related to employee stock options of 630 for both the three and six months ended June 30, 2012, respectively, and all employee stock options for the three and six months ended June 30, 2011, respectively.

Stock-Based Employee Compensation—We account for stock-based employee compensation under the Compensation—Stock Compensation Topic of the Financial Accounting Standards Board (“FASB”) Standards Codification. There were no options granted during the six months ended June 30, 2012 and no stock options granted during the three months ended June 30, 2011. The grant-date fair value of the options granted during the six months ended June 30, 2011, calculated using the Black-Scholes model, ranged from $0.47 to $0.58.

The following assumptions were used for grants in the three and six months ended June 30, 2011: dividend yield of zero, volatility of 153.2% to 192.6%, risk-free interest rate of 0.59% to 3.39%, and an expected term of 2.00 to 4.25 years. Volatility is based on the volatility of our stock. We use an estimate for the expected term and historical data to estimate the employee termination and volatility assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term of the grant. The following table summarizes information about stock options outstanding and exercisable at June 30, 2012:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.29 – $2.41	1,818,500	6.8	$0.86	1,322,750	$0.91
$6.20 – $11.40	596,000	3.7	$7.89	596,000	$7.89

	2,414,500	6.1	$2.60	1,918,750	$3.07

Information regarding activity under our stock plan during the six months ended June 30, 2012 is summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2012	2,434,500	$2.60
Granted	—	—
Cancelled/Forfeited	(18,750)	2.72
Exercised	(1,250)	0.65

Outstanding at June 30, 2012	2,414,500	$2.60

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At June 30, 2012, the aggregate intrinsic value of options outstanding was $1,022 with a weighted average exercise price of $2.60 and a weighted average remaining contractual term of 6.1 years; the aggregate intrinsic value of the 1,918,750 options exercisable was $694 with a weighted average exercise price of $3.07 and a weighted average remaining contractual term of 5.4 years; and the aggregate intrinsic value of the 2,361,951 options vested or expected to vest was $987 with a weighted average exercise price of $2.58 and a weighted average remaining contractual term of 6.0 years.

The following table summarizes unvested stock options outstanding as of June 30, 2012 as well as activity during the six months then ended:

	Unvested Options
	Options	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2012	675,751	$0.83
Granted	—	—
Forfeited	(6,250)	0.53
Vested	(173,750)	0.78

Outstanding at June 30, 2012	495,751	$0.85

Compensation cost from nonvested stock granted to employees is recognized as expense using the straight-line method over the vesting period. As of June 30, 2012, total unrecognized compensation cost related to nonvested stock options was approximately $125. Approximately half of this cost is expected to be recognized over the next year, with the remainder primarily over the subsequent two years. For the three and six months ended June 30, 2012, our total stock-based compensation expense was approximately $30 and $63, respectively. For the three and six months ended June 30, 2011, our total stock-based compensation expense was approximately $27 and $47, respectively.

Statement of Cash Flows—Cash paid for interest was $168 and $268 for the six months ended June 30, 2012 and 2011, respectively. Cash paid for income taxes was $185 and $237 for the six months ended June 30, 2012 and 2011, respectively. We had accrued capital expenditures of $17 and $0 at June 30, 2012 and December 31, 2011, respectively.

Segment Reporting—Operating segments are defined by the Segment Reporting Topic of the FASB Accounting Standards Codification. The Chief Executive Officer is our chief operating decision maker. The expense structure of the business is managed functionally, and resource allocation decisions are made as one operating segment. Our measure of segment profit is consolidated operating income.

Our revenue, aggregated by service offering, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Transaction processing	$8,286	$9,179	$16,914	$19,174
Data intelligence	3,267	3,198	6,562	5,628

Transaction and other revenues	11,553	12,377	23,476	24,802
Client reimbursements	67	32	124	205

Total	$11,620	$12,409	$23,600	$25,007

The following is a geographic breakdown of revenues for the three and six months ended June 30, 2012 and 2011, and a geographic breakdown of property and equipment, net as of June 30, 2012 and December 31, 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
United States	$8,131	$8,299	$16,342	$16,787
Germany	2,592	3,131	5,359	6,217
Other International	897	979	1,899	2,003

Total	$11,620	$12,409	$23,600	$25,007

	At June 30, 2012	At December 31, 2011
Property and equipment, net:
United States	$3,315	$3,420
Germany	353	384
Other International	167	199

	$3,835	$4,003

Litigation—We are involved in a few claims incidental to our business. In the opinion of management, the ultimate resolution of such claims will not have a material effect on our financial position, liquidity, or results of operations.

2. DEBT

Debt consists of the following as of June 30, 2012 and December 31, 2011:

	Maturity Date	June 30, 2012	December 31, 2011
Revolver	June 2013	$1,600	$800
Less current maturities		1,600	800

Long-term debt		$—	$—

On May 9, 2012, we entered into the Fourth Amendment to Credit Agreement effective May 1, 2012, by and between TRX and Atlantic Capital Bank (“ACB”) (the “Amendment”), further amending the Credit Agreement between TRX and ACB, dated May 30, 2008 and amended on December 3, 2008, October 19, 2009 and November 9, 2010 (the “Credit Agreement”). The Amendment reduces the aggregate principal commitments not to exceed $5,000 and extends the maturity date to June 30, 2013. Our interest rate on borrowings remains the same, although the minimum interest rate of 4.25% will no longer apply.

Our credit agreement with ACB provides for a senior secured revolving credit facility with aggregate principal commitments not to exceed $5,000, which includes a $2,000 letter of credit subfacility limit. Any outstanding letters of credit on this subfacility reduce the borrowing capacity of the credit agreement. A loan under the credit agreement may be a Base Rate loan or a LIBOR loan, at the option of TRX. Interest under the credit agreement accrues at an interest rate indexed to the prime rate as announced publicly by ACB from time to time (the “Base Rate”) or LIBOR (plus 1.75% for Base Rate loans and 3.00% for LIBOR loans) for the revolving credit facility. In addition, the credit agreement contains an unused commitment fee of 0.5%. For letters of credit, the letter of credit fee is equal to the Applicable Rate (as defined in the credit agreement) times the daily amount available to be drawn under the letter of credit. Overdue amounts bear a fee of 2% per annum above the rate applicable to these amounts. We capitalized $215 of issuance cost related to this facility and our letter of credit, which is amortized as interest expense over the specific terms of the facility and letter of credit.

The Credit Agreement requires us to maintain (i) a ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the credit agreement, which may not be comparable to consolidated total debt or measures of GAAP profitability presented elsewhere in this document) of not more than 1.25 to 1.00 (this was reduced from a maximum of 1.75x to a maximum of 1.25xin the Amendment) and (ii) a ratio of the remainder of consolidated EBITDA minus capital expenditures to the sum of interest expense for the period and debt principal payments required to be made in the next twelve months of not more than 1.40 to 1.00. The credit agreement also contains additional covenants which, among other things, require us to deliver to ACB specified financial information, including annual and quarterly financial information, and limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations, (i) merge with other companies, (ii) create liens on our property, (iii) incur debt obligations, (iv) enter into transactions with affiliates, except on an arms-length basis, (v) dispose of property, or (vi) pay dividends. As of June 30, 2012, we were in compliance with all financial covenants in the credit agreement.

BCD Holdings N.V. (“BCD Holdings”), the parent of our majority shareholder, BCD, is the guarantor to our credit agreement. We pay BCD Holdings an annual guarantee fee of $100 per year plus 100 basis points, depending on borrowing levels under the credit agreement.

Our financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on having sufficient liquidity for our operations. We are currently in compliance with all financial covenants in the Credit Agreement. As of June 30, 2012, we have borrowed $1,600 against the facility and there was a $1,500 letter of credit against this facility relating to the lease of our Atlanta office, leaving $1,900 that is currently available for borrowing. As of June 30, 2012 and December 31, 2011, respectively, the interest rate on our outstanding borrowings was 3.25% and 4.25%. We expect to remain in compliance with all financial covenants over the remaining term of our revolving credit facility with ACB, however, we acknowledge that market conditions remain uncertain, and, as such, can provide no assurances that we will remain in compliance. We monitor our expected debt compliance and believe we would have time to further reduce our expenses and/or capital expenditures if needed to remain in compliance. If we are not successful in maintaining our debt compliance, ACB as lender is entitled to enforce the guarantee under our credit facility.

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

3. RELATED-PARTY TRANSACTIONS

BCD Travel USA, LLC (“BCD Travel”) is majority-owned by the parent of our majority shareholder, BCD Holdings. Effective January 1, 2011, the existing online booking services agreement between TRX Technology Services, L.P. (“TRX Technology”) and BCD Travel was extended to January 1, 2015 and updated certain pricing and other terms under agreement. Effective November 1, 2011, the online booking services agreement was assigned by us to nuTravel Technology Solutions, LLC (“nuTravel”) as part of the sale transaction further described below. During the three and six months ended June 30, 2012, we recognized transaction and other revenues from BCD Travel, totaling $207 and $418, respectively. During the three and six months ended June 30, 2011, we recognized transaction and other revenues from BCD Travel, totaling $299 and $608, respectively. As of June 30, 2012, we continue to provide data intelligence services to BCD Travel. At June 30, 2012 and December 31, 2011, respectively, $138 and $188 was receivable from BCD Travel.

Airtrade International, Inc. (“Vayama”) is majority-owned by the parent of our majority shareholder, BCD Holdings. The agreement between TRX and Vayama, dated June 29, 2009 and amended on December 15, 2009, was entered into between the parties for travel services and was effective through May 31, 2012. Effective June 1, 2012 the existing services agreement between TRX Technology and Vayama automatically renewed for one year to May 31, 2013. During the three and six months ended June 30, 2012, we recognized transaction and other revenues from Vayama totaling $7 and $18, respectively. During the three and six months ended June 30, 2011, we recognized transaction and other revenues from Vayama totaling $16 and $31, respectively. At June 30, 2012 and December 31, 2011, respectively, $2 and $0 was receivable from Vayama.

4. SALE OF ASSETS

On November 3, 2011, TRX, its subsidiary TRX Technology and nuTravel executed and closed an Asset Purchase Agreement effective October 31, 2011 (the “Agreement”) in which nuTravel acquired software, websites, certain customer agreements and intellectual property related to TRX’s corporate online booking technology, RESX.

During the first quarter of 2012, TRX received additional cash consideration of $333 for the conversion of a nonassignable contract to nuTravel as provided for in the Agreement. We paid $205 in costs related to the sale that were previously accrued as of December 31, 2011, during the first quarter of 2012. Additionally, TRX has the ability to earn up to an additional $184 on or before December 31, 2012, subject to the conversion of one additional nonassignable contract to nuTravel as provided for in the Agreement. We currently do not expect to earn any of the remaining $184. TRX recorded a gain of $384 during the six months ended June 30, 2012, primarily related to the conversion of a nonassignable contract to nuTravel, which is included in “Gain on sale of assets” in our consolidated statements of operations.

In conjunction with the execution of the Agreement, TRX and nuTravel also entered into a Transition Services Agreement (the “Services Agreement”). Under the terms of the Services Agreement, for a period not to exceed December 31, 2012, TRX will provide certain transition and technical services at an annualized rate of $1,800 to support the continued operation of the RESX services and to facilitate the orderly and effective transition of the RESX services from TRX to nuTravel. Effective April 30, 2012, this Services Agreement was terminated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three and six months ended June 30, 2012 and 2011. Also discussed is our financial position as of June 30, 2012. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and the notes to those unaudited condensed consolidated financial statements included elsewhere in this report and the audited consolidated financial statements in our Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

TRX is a travel technology and data services provider, offering more than 20 software-as-a-service utilities for online booking, reservation processing, data intelligence, and process automation. We provide patented savings maximization solutions, extending spend management services to travel buyers all over the world. We complement all of this with a global workforce focused on travel process automation and reengineering. For the foreseeable future, we intend to primarily focus our efforts on the large opportunities within the travel industry. We deliver our technology applications as a service over the Internet to travel agencies, corporations, travel suppliers, government agencies, credit card associations, credit card issuing banks, and third-party administrators. TRX is headquartered in Atlanta, Georgia with operations and associates in North America, Europe, and Asia.

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

A significant portion of our revenue is derived from long-term contracts with several large clients. Our largest client, Expedia and its affiliates, accounted for 34% and 37% of our total revenues in the three months ended June 30, 2012 and 2011, respectively, and for 34% and 40% of our total revenues in the six months ended June 30, 2012 and 2011, respectively.

Expedia has been a client since its launch in 1996. Our Master Service Agreement with Expedia is amended from time to time and now continues through December 31, 2013. We expect that 2012 revenues from Expedia will be approximately $4 million less than their 2011 level. We can give no assurance that we will retain any business from Expedia during the current contract term or beyond. On August 7, 2012, Expedia notified us that it will not be renewing the statements of work under the Master Services Agreement related to air fulfillment services that expire December 31, 2012. We currently expect that 2013 transaction processing revenues from Expedia will be approximately $3 million less than 2012 transaction processing revenues.

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

On November 3, 2011, TRX, its subsidiary TRX Technology Services, L.P., and nuTravel executed and closed an Asset Purchase Agreement effective October 31, 2011 (the “Agreement”) in which nuTravel acquired software, websites, certain customer agreements and intellectual property related to TRX’s corporate online booking technology, RESX. TRX received cash consideration during 2011 of $2,804, of which $200 was placed with a third party escrow agent to be held for up to two years and distributed in accordance with the Agreement. In 2011, TRX recorded a gain of $1,468 related to the sale of RESX assets.

During the first quarter of 2012, TRX paid $205 in costs that were previously accrued as of December 31, 2011, related to the sale. We received cash consideration of $333 for the conversion of a nonassignable contract to nuTravel as provided for in the Agreement, and we have the ability to earn up to an additional $184 on or before December 31, 2012, subject to the conversion of one additional nonassignable contract to nuTravel as provided for in the Agreement. We currently do not expect to earn any of the remaining $184. TRX recorded a gain of $384 during the six months ended June 30, 2012, primarily related to the conversion of a nonassignable contract to nuTravel, which is included in “Gain on sale of assets” in our consolidated statements of operations.

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

Results of Operations

As disclosed in Note 1 to the unaudited condensed consolidated financial statements in Item 1, during the process of preparing our financial statements for the year ended December 31, 2011, we determined that our calculation of stock compensation expense in previously issued financial statements was incorrect. Our calculation applied forfeiture adjustments to both vested and unvested options, including those for which the employee had provided the requisite service, which resulted in an understatement of stock compensation during the three and six months ended June 30, 2011. As a result, our previously issued financial statements have been restated.

Comparison of Three and Six Months Ended June 30, 2012 and June 30, 2011

The following tables set forth comparative revenue and expense items by type, in dollars and as a percentage of transaction and other revenue, for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,
	2012		2011 (As restated)		Change
	(dollars in thousands)
Revenue:
Transaction processing	$8,286	72%	$9,179	74%	$(893)	(10)%
Data intelligence	3,267	28	3,198	26	69	2

Transaction and other revenues	11,553	100%	12,377	100%	(824)	(7)%
Client reimbursements	67		32

Total revenues	11,620		12,409
Expenses:
Operating	7,420		8,034		(614)	(8)
Selling, general, and administrative	2,158		2,713		(555)	(20)
Technology development	711		856		(145)	(17)
Client reimbursements	67		32		35	109
Impairment of goodwill	—		88		(88)	(100)
Depreciation and amortization	637		1,002		(365)	(36)
Interest (expense) income:
Interest income	3		8		(5)	(62)
Interest expense	(68)		(119)		(51)	(43)
Income tax provision	(92)		(76)		16	21

Net income (loss)	$470		$(503)

	Six Months Ended June 30,
	2012		2011 (As restated)		Change
	(dollars in thousands)
Revenue:
Transaction processing	$16,914	72%	$19,174	77%	$(2,260)	(12)%
Data intelligence	6,562	28	5,628	23	934	17

Transaction and other revenues	23,476	100%	24,802	100%	(1,326)	(5)%
Client reimbursements	124		205

Total revenues	23,600		25,007
Expenses:
Operating	15,196		15,836		(640)	(4)
Selling, general, and administrative	4,558		4,794		(236)	(5)
Technology development	1,524		1,675		(151)	(9)
Client reimbursements	124		205		(81)	(40)
Impairment of goodwill	6		152		(146)	(96)
Gain on sale of assets	(384)		—		384	—
Depreciation and amortization	1,266		1,997		(731)	(37)
Interest (expense) income:
Interest income	13		10		3	30
Interest expense	(165)		(252)		(87)	(35)
Income tax provision	(226)		(239)		(13)	(5)

Net income (loss)	$932		$(133)

Transaction processing revenues. The decrease for the three and six months ended June 30, 2012 compared to the same period in the prior year was primarily due to the sale of our RESX assets completed in the fourth quarter of 2011 and the decreased scope of services and/or pricing provided to Expedia. Overall we expect the rate of decline in our transaction processing revenues to slow when compared to the past few years, and we expect our revenues per transaction to continue to decline because of trends in the travel processing supply chain that are putting negative pressure on our revenue per transaction.

Data intelligence revenues. The increase in data intelligence revenues for the three and six months ended June 30, 2012 compared to the same period in the prior year was primarily due to new clients as well as increased services with ongoing clients. We expect continued growth in data intelligence revenues based on recent sales activity and market interest in these products and services.

Operating expenses. The decrease in operating expenses for the three and six months ended June 30, 2012 compared to the same period in the prior year was primarily due to reduced facilities and personnel-related costs.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2012 compared to the same period in the prior year was primarily due to reduced personnel-related costs.

Technology development expenses. The decrease in technology development expenses for the three and six months ended June 30, 2012 compared to the same period in the prior year was primarily due to reduced personnel-related costs.

Gain on sale of assets. During the first quarter of 2012, we recorded a gain primarily related to the conversion of a nonassignable contract to nuTravel related to the sale of our RESX corporate online booking technology and related customer contracts.

Depreciation and amortization. The decrease in expenses for the three and six months ended June 30, 2012 compared to the same period in the prior year was primarily due to the sale of our RESX assets completed in the fourth quarter of 2011 and a decrease in our capital spending during the past several years.

Interest expense. The decrease for interest expense for the three and six months ended June 30, 2012 compared to the same period in the prior year was primarily due to a lower outstanding principal balance related to our revolving credit facility. In addition, our note payable to Hi-Mark matured and was paid in April 2011.

Income tax provision. The decrease for the six months ended June 30, 2012 compared to the same period in the prior year was primarily related to lower foreign earnings for the six months ended June 30, 2012. Additionally, we released valuation allowance on the UK and India of approximately $41 for the six months ended June 30, 2012, as opposed to approximately $24 for the six months ended June 30, 2011. However, these two reduction factors were offset by the accrual of withholding tax expense in 2012 for the potential repatriation of German earnings. Also, the Indian tax rate holiday ended on March 31, 2011. Therefore, the Indian earnings in 2012 were subject to the regular Indian tax rate of 30% for the entire six months ended June 30, 2012, as opposed to only three months at that rate for the six months ended June 30, 2011.

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

At June 30, 2012, our principal sources of liquidity were cash and cash equivalents of $1.2 million and $1.9 million of availability under our revolving credit facility with ACB. Our available cash includes $0.6 million of cash held by foreign subsidiaries whose earnings are considered permanently reinvested for income tax purposes. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries. We had $1.6 million of borrowings outstanding under our credit facility at June 30, 2012. Although we have been prudent in our strategy for our anticipated near-term liquidity needs, it is not possible to accurately predict how macroeconomic conditions may affect our financial position, results of operations or cash flows. Additional failures of financial and other institutions could impact our customers’ ability to pay us, reduce amounts available under our credit facility, cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and restrict our access to the equity and debt markets. A continuation of the turmoil in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing if we need additional liquidity. We will experience liquidity problems if we are unable to obtain sufficient additional financing as our debt becomes due. Adverse economic conditions, increased competition, or other unfavorable events also could affect our liquidity.

Net cash used in operating activities was $1.3 during the six months ended June 30, 2012, compared to net cash provided by operating activities of $2.4 million during the six months ended June 30, 2011. A customer payment in excess of $1.0 million was due prior to June 30, 2012 and was received in July 2012. Cash provided during 2011 was higher primarily due to improved collections and the return of a deposit related to the relocation of our India operations center.

Net cash used in investing activities was $0.5 million during the six months ended June 30, 2012, compared to $1.0 million during the six months ended June 30, 2011. The decrease in net cash used in investing activities was primarily due to the sale of our software, websites, certain customer agreements and intellectual property related to our corporate online booking technology, RESX. Additionally, another driver of our investing activities is our capital expenditures, which include costs associated with internally developed software, as well as infrastructure required to support and maintain our existing systems and opportunities to reduce costs. As of June 30, 2012, we had no material commitments related to capital expenditures. We expect our 2012 capital expenditures will be consistent with recent years.

Net cash provided by financing activities was $0.8 million during the six months ended June 30, 2012, compared to net cash used in financing activities of $2.0 million during the six months ended June 30, 2011. The primary driver for 2012 was the borrowings from our credit facility, which exceeded payments on the credit facility.

On May 9, 2012, we entered into the Fourth Amendment to Credit Agreement effective May 1, 2012, by and between TRX and ACB (the “Amendment”), further amending the Credit Agreement between TRX and ACB, dated May 30, 2008 and amended on December 3, 2008, October 19, 2009 and November 9, 2010 (the “Credit Agreement”).

The Amendment reduces the aggregate principal commitments not to exceed $5.0 million and extends the maturity date to June 30, 2013. The Amendment also maintains BCD, the parent of our majority shareholder, as a guarantor to the Credit Agreement. The Consolidated Senior Leverage Ratio (as defined) covenant was reduced from a maximum of 1.75x to a maximum of 1.25x. Otherwise, there were no changes to financial or other covenants from the existing Credit Agreement. Our interest rate on borrowings remains the same, although the minimum interest rate of 4.25% will no longer apply. We will pay BCD a reduced guarantee fee of $100 per year plus 100 basis points on actual drawn amounts under the Amendment.

We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flow from operations and other available sources of liquidity, including borrowings under the credit agreement and through our ability to obtain future external financing. We expect to continue to use a portion of our cash flows to fund our strategic capital expenditures, to invest in business opportunities and to meet our debt repayment obligations. Our financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on having sufficient liquidity for our operations. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by our foreign subsidiaries. We are currently in compliance with all financial covenants in the credit agreement. As of June 30, 2012, the interest rate on our outstanding borrowings was 3.25%. We expect to remain in compliance with all financial covenants over the remaining term of our revolving credit facility with ACB, however, we acknowledge that market conditions remain uncertain, and, as such, can provide no assurances that we will remain in compliance. We monitor our expected debt compliance and believe we would have time to further reduce our expenses and/or capital expenditures if needed to remain in compliance. If we are not successful in maintaining our debt compliance, ACB as lender is entitled to enforce the guarantee under our credit facility. Management believes that the existing cash on hand, availability under the credit agreement and cash flow from operations will provide the needed liquidity to fund operations sufficient to continue as a going concern. The credit agreement requires us to maintain (1) a ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the credit agreement, which may not be comparable to consolidated total debt or measures of GAAP profitability presented elsewhere in this document) of not more than 1.25x to 1.00 and (2) a ratio of the remainder of consolidated EBITDA minus capital expenditures to the sum of interest expense for the period and debt principal payments required to be made in the next twelve months of not more than 1.40 to 1.00. The credit agreement also contains additional covenants which, among other things, require us to deliver to ACB specified financial information, including annual and quarterly financial information, and limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations, (1) merge with other companies, (2) create liens on our property, (3) incur debt obligations, (4) enter into transactions with affiliates, except on an arms-length basis, (5) dispose of property, or (6) pay dividends.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as of June 30, 2012. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, as of June 30, 2012, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Other than as described below, there were no changes to internal controls in the second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the six months ended June 30, 2012, the Company has completed the following steps to remediate the stock compensation deficiency identified in its Form 10-K filed on March 6, 2012:

•	developed and implemented additional procedures to increase the level of review, evaluation and validation of the Company’s stock compensation expense;

•	increased the level of knowledge among Company employees in the area of stock compensation; and

•	corrected and tested the template used to calculate stock compensation expense.

Management evaluated the operating effectiveness of the remediation procedures through June 30, 2012 and concluded that as of June 30, 2012, the Company has remediated the previously reported material weakness in internal control over financial reporting with respect to the accounting for stock compensation.

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

On August 7, 2012, TRX Inc., (“TRX”) was notified by Expedia, Inc. (“Expedia”) that Expedia does not intend to renew certain statements of work for services performed by TRX in the current year which will expire on December 31, 2012 under a Master Services Agreement between TRX and Expedia, dated January 1, 2007 and amended on March 30, 2007, February 19, 2009, December 23, 2009, October 29, 2010, December 29, 2010, December 22, 2011 and January 26, 2012 (the “Agreement”). TRX currently expects that 2013 transaction processing revenues from Expedia will be approximately $3 million less than 2012 transaction processing revenues.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Fourth Amendment to the CORREX Services Agreement between Hogg Robinson Plc. and TRX Europe LTD., effective May 1, 2012. †*

10.2	Amendment #6 to the Services Agreement between TRX Fulfillment Services, LLC and American Airlines, Inc., dated August 1, 2012. †*

10.3	Termination Agreement between TRX, Inc., TRX Technology Services, L.P. and nuTravel Technology Solutions, LLC, effective April 30, 2012. †*

10.4	PS02 Modification to the Data Services Contract between TRX, Inc. and the General Services Administration, executed on August 1, 2012. †

10.5	Fourth Amendment to Credit Agreement between TRX, Inc. and Atlantic Capital Bank, effective May 1, 2012. †

31.1	Certification of H. Shane Hammond, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of David D. Cathcart, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101	The following financial information from TRX, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Cash Flows Statements (Unaudited) for the six months ended June 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements. †

†	Filed herewith.
*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRX, INC.

Dated: August 13, 2012	By:	/s/ David D. Cathcart
David D. Cathcart
Chief Financial Officer (principal financial and accounting officer)